Form 10-Q
period 2021-06-30
Azzurro Solutions Corp.
filed 2021-08-09
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Prague, Czechia 10900

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of August 6, 2021
Common Stock, $0.001	4,058,167

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP. BALANCE SHEETS
	JUNE 30, 2021	SEPTEMBER 30, 2020
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$18,578	$4,788
Total current assets	18,578	4,788
Total Assets	$18,578	$4,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Loans from related parties	$1,770	$1,020
Total current liabilities	1,770	1,020
Total Liabilities	1,770	1,020

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
3,823,167 shares issued and outstanding; 3,180,000 shares issued and outstanding as of June 30, 2021 & September 30, 2020	3,823	3,180
Additional Paid-In-Capital	20,272	1,620
Accumulated Deficit	(7,287)	(1,032)
Total Stockholders' equity	16,808	3,768
Total Liabilities and Stockholders' equity	$18,578	$4,788

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2021	THREE MONTHS ENDED JUNE 30, 2020	NINE MONTHS ENDED JUNE 30, 2021	FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO JUNE 30, 2020
OPERATING EXPENSES
General and administrative expenses	$1,346	$51	$6,255	$867
Net loss from operations	(1,346)	(51)	(6,255)	(867)
Loss before provision for income taxes	(1,346)	(51)	(6,255)	(867)
Provision for income taxes	-	-	-	-
Net income (loss)	$(1,346)	$(51)	$(6,255)	$(867)
Income (loss) per common share: Basic and Diluted	$(0.00)	$-	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,507,003	-	3,289,001	-

The accompanying notes are an integral part of these financial statements.

4 | Page

AZZURRO SOLUTIONS CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (UNAUDITED)

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO JUNE 30, 2020 & NINE MONTHS ENDED JUNE 30, 2021

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
October 4, 2019	-	$-	$-	$-	$-
Net income (loss)	-	-	-	(867)	(867)
Balances as of June 30, 2020	-	$-	$-	$(867)	$(867)

Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Shares issued at $0.03	643,167	643	18,652	-	19,295
Net income (loss)	-	-	-	(6,255)	(6,255)
Balance as of June 30, 2021	3,823,167	$3,823	$20,272	$(7,287)	$16,808

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED JUNE 30, 2021	FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO JUNE 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,255)	$(867)
Net cash provided by operating activities	(6,255)	(867)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	750	1,020
Proceeds from issuance of common shares	19,295	-
Net cash provided by financing activities	20,045	1,020
Net decrease in cash and equivalents	13,790	153
Cash and equivalents at beginning of the period	4,788	-
Cash and equivalents at end of the year/ period	$18,578	$153
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO JUNE 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the "Company") is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company's financial statements as of June 30, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to June 30, 2021, of $7,287. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Further to above, In December 2019, a novel strain of coronavirus surfaced in China, which initially been declared as a "Public Health Emergency of International Concern" and subsequently as "Pandemic" by the World Health Organization. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company' functional and operational currency is US Dollar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2021 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of June 30, 2021, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

7 | Page

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2021.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

8 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In September 2020, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000 and 180,000 shares of its common stock at $0.01 per share for total proceeds of $1,800. For the nine-month period ended June 30, 2021, the Company issued 643,167 shares of its common stock at $0.03 per share for total proceeds of $19,295.

As of June 30, 2021, the Company had 3,823,167 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since October 4, 2019 (Inception) through June 30, 2021, the Company's sole officer and director loaned the Company $1,770 to pay for incorporation costs and operating expenses. As of June 30, 2021, the amount outstanding was $1,770. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Bohemian glass, chiefly referred to as Bohemia crystal, is glass produced in the regions of Bohemia and Silesia, now parts of the Czech Republic. It has a centuries long history of being internationally recognized for its high quality, craftsmanship, beauty and often innovative designs. All our Bohemian crystal chandeliers come with a manufacturer's warranty and are guaranteed against any factory defects. We plan on purchasing products only from reliable and established suppliers with excellent reputation.

RESULTS OF OPERATION

As of June 30, 2021, we had deficit of $7,287. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2021 compared to the Three Month Period Ended June 30, 2020

Revenue

During the three month periods ended June 30, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

During the three month period ended June 30, 2021, we incurred total expenses and professional fees of $1,346 compared to $51 for the three month period ended June 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the three month period ended June 30, 2021 was $1,346 compared to $51 for the three month period ended June 30, 2020.

Nine Month Period Ended June 30, 2021 compared to the Period from Inception (October 4, 2019) to June 30, 2020

Revenue

During the nine month period ended June 30, 2021 and for the period from inception (October 4, 2019) to June 30, 2020, the Company did not generate any revenue.

Operating Expenses

During the nine month period ended June 30, 2021, we incurred total expenses and professional fees of $6,255 compared to $867 for the period from inception (October 4, 2019) to June 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the nine month period ended June 30, 2021 was $6,255 compared to $867 for the period from inception (October 4, 2019) to June 30, 2020.

10 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2021 our total assets were $18,578 compared to $4,788 in total assets at September 30, 2020. As at June 30, 2021, our current liabilities were $1,770 compared to $1,020 as of September 30, 2020.

Stockholders' equity was $16,808 as of June 30, 2021 compared to $3,768 as of September 30, 2020.

Cash Flows from Operating Activities

For the nine-month period ended June 30, 2021, net cash flows used in operating activities was $6,255, consisting entirely of net loss of $6,255. For the period from inception (October 4, 2019) to June 30, 2020, net cash flows used in operating activities was $867 consisting entirely of net loss of $867.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended June 30, 2021 were $20,045, consisting of loan from shareholder of $750 and proceeds from issuance of common shares of $19,295 compared to $1,020 for the period from inception (October 4, 2019) to June 30, 2020, consisting entirely of loan from shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

11 | Page

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that as a result of material weaknesses related to lack of segregation of duties and multiple levels of review over the financial reporting process, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

12 | Page

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended June 30, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended June 30, 2021.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

13 | Page

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP.

Dated: August 6, 2021	By:	/s/ Hanna Selyska
Hanna Selyska
President and Chief Executive Officer and Chief Financial Officer

15 | Page