Form 10-K
period 2021-09-30
Azzurro Solutions Corp.
filed 2021-12-16
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549he

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐     NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 15, 2021, the registrant had 4,058,167 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 15, 2021.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean AZZURRO SOLUTIONS CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

3 | Page

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of December 15, 2021, the 4,058,167 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

4 | Page

RESULTS OF OPERATION

As of September 30, 2021, we had deficit of $18,737. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended September 30, 2021 compared to the Period from Inception (October 4, 2019) to September 30, 2020

Operating Expenses

During the year ended September 30, 2021, we incurred total expenses and professional fees of $17,705 compared to $1,032 for the period from inception (October 4, 2019) to September 30, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended September 30, 2021 was $17,705 compared to $1,032 for the period from inception (October 4, 2019) to September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2021 our total assets were $14,178 compared to $4,788 in total assets at September 30, 2020. As at September 30, 2021, our current liabilities were $1,770 compared to $1,020 as of September 30, 2020.

Stockholders’ equity was $12,408 as of September 30, 2021 compared to $3,768 as of September 30, 2020.

Cash Flows from Operating Activities

For the year ended September 30, 2021, net cash flows used in operating activities was $17,705, consisting entirely of net loss of $17,705. For the period from inception (October 4, 2019) to September 30, 2020, net cash flows used in operating activities was $1,032 consisting entirely of net loss of $1,032.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended September 30, 2021 were $27,095, consisting of loan from shareholder of $750 and proceeds from issuance of common shares of $26,345 compared to $5,820 for the period from inception (October 4, 2019) to September 30, 2020, consisting of loan from shareholder of $1,020 and proceeds from issuance of common shares of $4,800.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

5 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

6 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of September 30, 2021 and September 30, 2020	F-2

Statements of Operations for the year ended September 30, 2021 and for the period from inception (October 4, 2019) to September 30, 2020	F-3

Statement of Changes in Stockholders’ Equity for the year ended September 30, 2021 for the period from inception (October 4, 2019) to September 30, 2020	F-4

Statements of Cash Flows for the year ended September 30, 2021 and for the period from inception (October 4, 2019) to September 30, 2020	F-5

Notes to the Audited Financial Statements	F-6 -F-8

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Azzurro Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azzurro Solutions Corp. ("the Company") as of September 30, 2021 and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended September 30, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company had accumulated loss of $18,737 since inception (October 04, 2019) to September 30, 2021. These factors among others raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2020.

Islamabad, Pakistan

Date: November 29, 2021

AZZURRO SOLUTIONS CORP. BALANCE SHEETS (AUDITED)

	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
ASSETS
Current Assets
Cash & cash equivalents	$14,178	$4,788
Total current assets	14,178	4,788
Total Assets	$14,178	$4,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$1,770	$1,020
Total current liabilities	1,770	1,020
Total Liabilities	1,770	1,020

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
4,058,167 shares issued and outstanding; 3,180,000 shares issued and outstanding as of September 30, 2021 & September 30, 2020	4,058	3,180
Additional Paid-In-Capital	27,087	1,620
Accumulated Deficit	(18,737)	(1,032)
Total Stockholders’ equity	12,408	3,768
Total Liabilities and Stockholders’ equity	$14,178	$4,788

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2021	FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2020
OPERATING EXPENSES
General and administrative expenses	$17,705	$1,032
Net loss from operations	(17,705)	(1,032)
Loss before provision for income taxes	(17,705)	(1,032)
Provision for income taxes	-	-
Net income (loss)	$(17,705)	$(1,032)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,468,393	107,933

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (AUDITED)

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2020 & YEAR ENDED SEPTEMBER 30, 2021

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
October 4, 2019	-	$-	$-	$-	$-
Shares issued at $0.001	3,000,000	3,000	-	-	3,000
Shares issued at $0.01	180,000	180	1,620	-	1,800
Net income (loss)	-	-	-	(1,032)	(1,032)
Balances as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768

Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Shares issued at $0.03	878,167	878	25,467	-	26,345
Net income (loss)	-	-	-	(17,705)	(17,705)
Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2021	FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,705)	$(1,032)
Net cash provided by operating activities	(17,705)	(1,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	750	1,020
Proceeds from issuance of common shares	26,345	4,800
Net cash provided by financing activities	27,095	5,820
Net decrease in cash and equivalents	9,390	4,788
Cash and equivalents at beginning of the period	4,788	-
Cash and equivalents at end of the year/ period	$14,178	$4,788
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to September 30, 2021, of $18,737. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2021 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of September 30, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2021.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021.

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

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share. In September 2020, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000 and 180,000 shares of its common stock at $0.01 per share for total proceeds of $1,800. For the year ended September 30, 2021, the Company issued 878,167 shares of its common stock at $0.03 per share for total proceeds of $26,345. As of September 30, 2021, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through September 30, 2021, the Company’s sole officer and director loaned the Company $1,770 to pay for incorporation costs and operating expenses. As of September 30, 2021, the amount outstanding was $1,770. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Ms. Selyska was selected as our Director. Ms. Selyska is not considered to be an independent director of the Company; we presently have no independent directors.

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Hanna Selyska	61	President, Secretary,
V Osikách, 24, Dolni Mecholupy		Chief Financial Officer, Chief Executive Officer,
Prague, Czech Republic 10900		Sole Director

8 | Page

Our Director Hanna Selyska:

Held her offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Hanna Selyska has acted as our President, Treasurer, Secretary and Director since our incorporation on October 4, 2019. Since 2010, she has been working as a sole proprietor in the building material distribution business. Ms. Selyska has never been in default with the bank or government and does not have any pending litigations or claims. Ms. Selyska owned 73.92% of the outstanding shares of our common stock at the time of the appointment. As such, it was unilaterally decided that Ms. Selyska was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Ms. Selyska’s previous employments. Ms. Selyska’s and previous experience, qualifications, attributes or skills were not considered when she was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended September 30, 2021 and September 30, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Hanna Selyska President, Secretary, CEO, CFO, and Director	October 4, 2019 to September 30, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2020 to September 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

9 | Page

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Hanna Selyska	3,000,000 shares of common stock (direct)	73.92%

The percentages below are based on 4,058,167shares of our common stock issued and outstanding as of the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 17, 2020 the Company issued a total of 3,000,000 shares of common stock to Ms. Hanna Selyska for cash at $0.001 per share for a total of $3,000.

Ms. Selyska has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Ms. Selyska was $1,770 as of September 30, 2021. Ms. Selyska is under no obligation to continue lending us money.

Ms. Selyska provides our office facilities at zero ($-0-) rent per month.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2021, we incurred approximately $2,983 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended September 30, 2020 and for the reviews of our financial statements for the quarters ended December 31, 2020, March 31, 2021 and June 30, 2021.

10 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP.

Dated: December 15, 2021	By:	/s/ Hanna Selyska
Hanna Selyska, President, Chief Executive Officer and Chief Financial Officer

12 | Page