Form 10-Q
period 2021-12-31
Azzurro Solutions Corp.
filed 2022-02-16
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 15, 2022
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP.

BALANCE SHEETS

	DECEMBER 31, 2021 (UNAUDITED)	SEPTEMBER 30, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$12,728	$14,178
Total current assets	12,728	14,178
Total Assets	$12,728	$14,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,760	$-
Loans from related parties	1,770	1,770
Total current liabilities	5,530	1,770
Total Liabilities	5,530	1,770

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(23,947)	(18,737)
Total Stockholders’ equity	7,198	12,408
Total Liabilities and Stockholders’ equity	$12,728	$14,178

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31, 2021	THREE MONTHS ENDED DECEMBER 31, 2020
OPERATING EXPENSES
General and administrative expenses	$5,210	$2,060
Net loss from operations	(5,210)	(2,060)
Loss before provision for income taxes	(5,210)	(2,060)
Provision for income taxes	-	-
Net income (loss)	$(5,210)	$(2,060)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	3,180,000

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2021 AND 2020

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Net income (loss)	-	-	-	(2,060)	(2,060)
Balances as of December 31, 2020	-	$3,180	$1,620	$(3,092)	$1,708

Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408
Net income (loss)	-	-	-	(5,210)	(5,210)
Balance as of December 31, 2021	4,048,167	$4,058	$27,087	$(23,947)	$7,198

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31, 2021	THREE MONTHS ENDED DECEMBER 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,210)	$(2,060)
Accounts payable	3,760	-
Net cash provided by operating activities	(1,450)	(2,060)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	-	-
Net cash provided by financing activities	-	-
Net decrease in cash and equivalents	(1,450)	(2,060)
Cash and equivalents at beginning of the period	14,178	4,788
Cash and equivalents at end of the period	$12,728	$2,728
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to December 31, 2021, of $23,947. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2021 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of December 31, 2021, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2021.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021.

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

NOTE 4 – CAPITAL STOCK

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

As of December 31, 2021, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (inception) through December 31, 2021, the Company’s sole officer and director loaned the Company $1,770 to pay for incorporation costs and operating expenses. As of December 31, 2021, the amount outstanding was $1,770. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

As of December 31, 2021, we had deficit of $23,947. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2021 compared to the Three Month Period Ended December 31, 2020

Revenue

During the three month periods ended December 31, 2021 and 2020, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended December 31, 2021, we incurred total expenses and professional fees of $5,210 compared to $2,060 for the three month period ended December 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the three-month period ended December 31, 2021 was $5,210 compared to $2,060 for the three-month period ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2021 our total assets were $12,728 compared to $14,178 in total assets at September 30, 2021. As at December 31, 2021 and September 20, 2021, our current liabilities were $5,530.

Stockholders’ equity was $7,748 as of December 31, 2021 compared to $12,408 as of September 30, 2021.

Cash Flows from Operating Activities

For the three-month period ended December 31, 2021, net cash flows used in operating activities was $1,450, consisting of net loss of $5,210 and $3,760 of accounts payable. For the three-month period ended December 31, 2020, net cash flows used in operating activities was $2,060, consisting entirely of net loss.

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

GOING CONCERN

The independent auditors' report accompanying our September 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended December 31, 2021.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended December 31, 2021.

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

AZZURRO SOLUTIONS CORP.

Dated: February 15, 2022	By:	/s/ Hanna Selyska
Hanna Selyska,
President and Chief Executive Officer and Chief Financial Officer

