Form 10-Q
period 2022-03-31
Azzurro Solutions Corp.
filed 2022-05-10
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-252535

Azzurro Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5099

(Primary Standard Industrial Classification Code Number)

98-1511882

(IRS Employer Identification No.)

V Osikách, 24, Dolni Mecholupy

Prague, Czech Republic 10900

Tel: (702) 703-6003

(Address and telephone number of registrant’s principal executive offices)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 9, 2022
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP.

BALANCE SHEETS

	MARCH 31, 2022 (UNAUDITED)	SEPTEMBER 30, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$1,335	$14,178
Total current assets	1,335	14,178
Total Assets	$1,335	$14,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,300	$-
Loans from related parties	4,752	1,770
Total current liabilities	15,052	1,770
Total Liabilities	15,052	1,770

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(44,862)	(18,737)
Total Stockholders’ equity	(13,717)	12,408
Total Liabilities and Stockholders’ equity	$1,335	$14,178

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2022	THREE MONTHS ENDED MARCH 31, 2021	SIX MONTHS ENDED MARCH 31, 2022	SIX MONTHS ENDED MARCH 31, 2021
OPERATING EXPENSES
General and administrative expenses	$21,465	$2,850	$26,125	$4,909
Net loss from operations	(21,465)	(2,850)	(26,125)	(4,909)
Loss before provision for income taxes	(21,465)	(2,850)	(26,125)	(4,909)
Provision for income taxes	-	-	-	-
Net income (loss)	$(21,465)	$(2,850)	$(26,125)	$(4,909)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	3,180,000	4,058,167	3,180,000

The accompanying notes are an integral part of these financial statements.

4 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS PERIODS ENDED MARCH 31, 2022 AND 2021

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Net income (loss)	-	-	-	(4,909)	(4,909)
Balances as of March 31, 2021	-	$3,180	$1,620	$(5,941)	$(1,141)

Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408
Net income (loss)	-	-	-	(26,125)	(26,125)
Balance as of March 31, 2022	4,058,167	$4,058	$27,087	$(44,862)	$(13,717)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED MARCH 31, 2022	SIX MONTHS ENDED MARCH 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,125)	$(4,909)
Accounts payable	10,300	-
Net cash provided by operating activities	(15,825)	(4,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	2,982	750
Net cash provided by financing activities	2,982	750
Net decrease in cash and equivalents	(12,843)	(4,159)
Cash and equivalents at beginning of the period	14,178	4,788
Cash and equivalents at end of the year/ period	$1,335	$629
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO MARCH 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of March 31, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to March 31, 2022, of $44,862. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2021 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2022 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of March 31, 2022, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2022.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

8 | Page

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

As of March 31, 2022, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through March 31, 2022, the Company’s sole officer and director loaned the Company $4,752 to pay for incorporation costs and operating expenses. As of March 31, 2022, the amount outstanding was $4,752. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2022 to May 9, 2022 and has determined that there is the following item to disclose:

On April 11, 2022, the Company’s sole officer and director loaned the Company $2,982 to pay for operating expenses.

9 | Page

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

RESULTS OF OPERATION

As of March 31, 2022, we had deficit of $44,862. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2022 compared to the Three Month Period Ended March 31, 2021

Revenue

During the three-month periods ended March 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended March 31, 2022, we incurred total expenses and professional fees of $21,465 compared to $2,850 for the three-month period ended March 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

10 | Page

Net Loss

Our net loss for the three-month period ended March 31, 2022 was $21,465 compared to $2,850 for the three month period ended March 31, 2021.

Six Month Period Ended March 31, 2022 compared to the Six Month Period Ended March 31, 2021

Revenue

During the six-month periods ended March 31, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the six-month period ended March 31, 2022, we incurred total expenses and professional fees of $26,125 compared to $4,909 for the six-month period ended March 31, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the six-month period ended March 31, 2022 was $26,125 compared to $4,909 for the six month period ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2022 our total assets were $1,335 compared to $14,178 in total assets at September 30, 2021. As at March 31, 2022 our current liabilities were $4,752 compared to $1,770 in current liabilities as at September 30, 2021.

Stockholders’ deficit was $13,717 as of March 31, 2022 compared to stockholders’ equity of $12,408 as of September 30, 2021.

Cash Flows from Operating Activities

For the six-month period ended March 31, 2022, net cash flows used in operating activities was $15,825, consisting of net loss of $26,125 and $10,300 of accounts payable. For the six-month period ended March 31, 2021, net cash flows used in operating activities was $4,909, consisting entirely of net loss.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-month period ended March 31, 2022 was $2,982, consisting entirely of loan from shareholder compared to $750 for the six-month period ended March 31, 2021.

11 | Page

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

GOING CONCERN

The independent auditors’ report accompanying our September 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended March 31, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended March 31, 2022.

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

AZZURRO SOLUTIONS CORP.

Dated: May 9, 2022	By:	/s/ Hanna Selyska
Hanna Selyska, President and Chief Executive Officer and Chief Financial Officer

15 | Page