Form 10-Q
period 2022-06-30
Azzurro Solutions Corp.
filed 2022-07-29
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 28, 2022
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP. BALANCE SHEETS
	JUNE 30, 2022 (UNAUDITED)	SEPTEMBER 30, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$1,403	$14,178
Total current assets	1,403	14,178
Total Assets	$1,403	$14,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,000	$-
Loans from related parties	7,734	1,770
Total current liabilities	17,734	1,770
Total Liabilities	17,734	1,770

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(47,476)	(18,737)
Total Stockholders’ equity	(16,331)	12,408
Total Liabilities and Stockholders’ equity	$1,403	$14,178

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2022	THREE MONTHS ENDED JUNE 30, 2021	NINE MONTHS ENDED JUNE 30, 2022	NINE MONTHS ENDED JUNE 30, 2021
OPERATING EXPENSES
General and administrative expenses	$2,614	$1,346	$28,739	$6,255
Net loss from operations	(2,614)	(1,346)	(28,739)	(6,255)
Loss before provision for income taxes	(2,614)	(1,346)	(28,739)	(6,255)
Provision for income taxes	-	-	-	-
Net income (loss)	$(2,614)	$(1,346)	$(28,739)	$(6,255)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	3,507,003	4,058,167	3,289,001

The accompanying notes are an integral part of these financial statements.

4 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS PERIODS ENDED JUNE 30, 2022 AND 2021

	Number of Common Shares	Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance as of March 31, 2021	3,180,000	$3,180	$1,620	$(5,941)	$(1,141)
Shares issued at $0.03	643,167	643	18,652	-	19,295
Net income (loss)	-	-	-	(1,346)	(1,346)
Balances as of June 30, 2021	3,823,167	$3,823	$20,272	$(7,287)	$16,808

Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Shares issued at $0.03	643,167	643	18,652	-	19,295
Net income (loss)	-	-	-	(6,255)	(6,255)
Balances as of June 30, 2021	3,823,167	$3,823	$20,272	$(7,287)	$16,808

Balance as of March 31, 2022	4,058,167	$4,058	$27,087	$(44,862)	$(13,717)
Net income (loss)	-	-	-	(2,614)	(2,614)
Balance as of June 30, 2022	4,058,167	$4,058	$27,087	$(47,476)	$(16,331)

Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408
Net income (loss)	-	-	-	(28,739)	(28,739)
Balance as of June 30, 2022	4,058,167	$4,058	$27,087	$(47,476)	$(16,331)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED JUNE 30, 2022	NINE MONTHS ENDED JUNE 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,739)	$(6,255)
Accounts payable	10,000	-
Net cash provided by operating activities	(18,739)	(6,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	5,964	750
Proceeds from issuance of common stock	-	19,295
Net cash provided by financing activities	5,964	20,045
Net decrease in cash and equivalents	(12,775)	13,790
Cash and equivalents at beginning of the period	14,178	4,788
Cash and equivalents at end of the year/ period	$1,403	$18,578
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of June 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to June 30, 2022, of $47,476. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2021 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2022 the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of June 30, 2022, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company's policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2022.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

8 | Page

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

In September 2020, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000 and 180,000 shares of its common stock at $0.01 per share for total proceeds of $1,800. For the nine months ended June 30, 2021, the Company issued 643,167 at $0.03 per share for total proceeds of $19,295. As of June 30, 2021, the Company had 3,823,167 shares issued and outstanding.

For the year ended September 30, 2021, the Company issued 878,167 shares of its common stock at $0.03 per share for total proceeds of $26,345.

As of June 30, 2022, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through June 30, 2022, the Company’s sole officer and director loaned the Company $7,734 to pay for incorporation costs and operating expenses. As of June 30, 2022, the amount outstanding was $7,734. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2021 to the date the financial statements were issued and has determined that there are following items to disclose:

On July 14, 2022, the Company’s sole officer and director loaned the Company $3,000 to pay for operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

As of June 30, 2022, we had deficit of $47,476. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2022 compared totheThree Month Period Ended June 30, 2021

Revenue

During the three-month periods ended June 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended June 30, 2022, we incurred total expenses and professional fees of $2,614 compared to $1,346 for the three-month period ended June 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

10 | Page

Net Loss

Our net loss for the three-month period ended June 30, 2022 was $2,614 compared to $1,346 for the three month period ended June 30, 2021.

Nine Month Period Ended June 30, 2022 compared totheNine Month Period Ended June 30, 2021

Revenue

During the nine-month periods ended June 30, 2022 and 2021, the Company did not generate any revenue.

Operating Expenses

During the nine-month period ended June 30, 2022, we incurred total expenses and professional fees of $28,739 compared to $6,255 for the nine-month period ended June 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the nine-month period ended June 30, 2022 was $28,739 compared to $6,255 for the nine month period ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2022 our total assets were $1,403 compared to $14,178 in total assets at September 30, 2021. As at June 30, 2022 our current liabilities were $17,734 compared to $1,770 in current liabilities as at September 30, 2021.

Stockholders’ deficit was $16,331 as of June 30, 2022 compared to stockholders’ equity of $12,408 as of September 30, 2021.

Cash Flows from Operating Activities

For the nine-month period ended June 30, 2022, net cash flows used in operating activities was $18,739, consisting of net loss of $28,739 and $10,000 of accounts payable. For the nine-month period ended June 30, 2021, net cash flows used in operating activities was $6,255, consisting entirely of net loss.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended June 30, 2022 was $5,964, consisting entirely of loan from shareholder compared to $20,045 for the nine-month period ended June 30, 2021, consisting of loan from shareholder of $750 and proceeds from issuance of common shares of $19,295

11 | Page

PLAN OF OPERATION AND FUNDING

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended June 30, 2022.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended June 30, 2022.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

13 | Page

Item 6.EXHIBITS

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

AZZURRO SOLUTIONS CORP.

Dated: July 28, 2022	By:	/s/ Hanna Selyska
Hanna Selyska, President and Chief Executive Officer and Chief Financial Officer

15 | Page