Form 10-K
period 2022-09-30
Azzurro Solutions Corp.
filed 2023-01-03
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 30, 2022 the registrant had 4,058,167 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 30, 2022.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean AZZURRO SOLUTIONS CORP., unless otherwise indicated.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of December 30, 2022 , 4,058,167 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

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

4 | Page

RESULTS OF OPERATION

As of September 30, 2022, we had deficit of $51,203. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended September 30, 2022 compared to year ended September 30, 2021

Operating Expenses

During the year ended September 30, 2022, we incurred total expenses and professional fees of $32,466 compared to $17,705 for the year ended September 30, 2021. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended September 30, 2022 was $32,466 compared to $17,705 for the year ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2022 our total assets were $5,676 compared to $14,178 in total assets at September 30, 2021. As at September 30, 2022, our current liabilities were $25,734 compared to $1,770 as of September 30, 2021.

Stockholders’ deficit was $20,058 as of September 30, 2022 compared to stockholders’ equity of $12,408 as of September 30, 2021.

Cash Flows from Operating Activities

For the year ended September 30, 2022, net cash flows used in operating activities was $22,466, consisting of net loss of $32,466 and $10,000 of accounts payable. For the year ended September 30, 2021, net cash flows used in operating activities was $17,705 consisting entirely of net loss of $17,705.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended September 30, 2022 were $13,964, consisting of loan from shareholder compared to $27,095 for the year ended September 30, 2021, consisting of loan from shareholder of $750 and proceeds from issuance of common shares of $26,345.

5 | Page

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

6 | Page

Item 8. Financial Statements and Supplementary Data

7 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Azzurro Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azzurro Solutions Corp. as of September 30, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 2 to the financial statements, the Company has incurred losses from inception through September 30, 2022, and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2022.

 PCAOB ID: 6108

Vancouver, Washington

December 28, 2022

AZZURRO SOLUTIONS CORP.

BALANCE SHEETS

	SEPTEMBER 30, 2022 (AUDITED)	SEPTEMBER 30, 2021 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$5,676	$14,178
Total current assets	5,676	14,178
Total Assets	$5,676	$14,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,000	$-
Loans from related parties	15,734	1,770
Total current liabilities	25,734	1,770
Total Liabilities	25,734	1,770

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized: 4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(51,203)	(18,737)
Total Stockholders’ equity	(20,058)	12,408
Total Liabilities and Stockholders’ equity	$5,676	$14,178

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2022	YEAR ENDED TO SEPTEMBER 30, 2021
OPERATING EXPENSES
General and administrative expenses	$32,466	$17,705
Net loss from operations	(32,466)	(17,705)
Loss before provision for income taxes	(32,466)	(17,705)
Provision for income taxes	-	-
Net income (loss)	$(32,466)	$(17,705)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	3,468,393

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (AUDITED)

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2022

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of September 30, 2020	3,180,000	$3,180	$1,620	$(1,032)	$3,768
Shares issued at $0.03	878,167	878	25,467	-	26,345
Net income (loss)	-	-	-	(17,705)	(17,705)
Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408

Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408
Net income (loss)	-	-	-	(32,466)	(32,466)
Balance as of September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2022	YEAR ENDED SEPTEMBER 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,466)	$(17,705)
Accounts payable	10,000	-
Net cash provided by operating activities	(22,466)	(17,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	13,964	750
Proceeds from issuance of common shares	-	26,345
Net cash provided by financing activities	13,964	27,095
Net decrease in cash and equivalents	(8,502)	9,390
Cash and equivalents at beginning of the period	14,178	4,788
Cash and equivalents at end of the year/ period	$5,676	$14,178
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company administrative office is located at V Osikách, 24, Dolni Mecholupy, Prague, Czech Republic 10900. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to September 30, 2022, of $51,203. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2022 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of September 30, 2022, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2022.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

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

As of September 30, 2022, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through September 30, 2022, the Company’s sole officer and director loaned the Company $15,734 to pay for incorporation costs and operating expenses. As of September 30, 2022, the amount outstanding was $15,734. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2022 to the date the financial statements were issued and has determined that there are the following items to disclose:

On November 30, 2022 and December 15, 2022, the Company’s sole officer and director loaned the Company $1,500 and $4,000 respectively to pay for operating expenses. These loans are non-interest bearing, due upon demand and unsecured.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

17 | Page

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

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Hanna Selyska V Osikách, 24, Dolni Mecholupy Prague, Czech Republic 10900	62	President, Secretary
		Chief Financial Officer,
		Chief Executive Officer,
		Sole Director

18 | Page

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended September 30, 2022 and September 30, 2021:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Hanna Selyska President, Secretary CEO, CFO And Director	October 1, 2020 to September 30, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2021 to September 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2022, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can’t guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Hanna Selyska	3,000,000 shares of common stock (direct)	73.92%

The percentages below are based on 4,058,167 shares of our common stock issued and outstanding as of the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 17, 2020 the Company issued a total of 3,000,000 shares of common stock to Ms. Hanna Selyska for cash at $0.001 per share for a total of $3,000.

Ms. Selyska has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Ms. Selyska was $15,734 as of September 30, 2022. Ms. Selyska is under no obligation to continue lending us money.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2022, we incurred approximately $6,645 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended September 30, 2021 and for the reviews of our financial statements for the quarters ended December 31, 2021, March 31, 2022 and June 30, 2022.

20 | Page

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

21 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP. .

Dated: December 30, 2022	By:	/s/ Hanna Selyska
Hanna Selyska, President and
Chief Executive Officer and Chief Financial Officer

22 | Page