Form 10-K
period 2023-09-30
Azzurro Solutions Corp.
filed 2023-11-30
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 29, 2023 the registrant had 4,058,167 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 29, 2023.

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

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 29, 2023, 4,058,167 issued and outstanding shares of common stock were held by a total of 31 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

4 | Page

RESULTS OF OPERATION

As of September 30, 2023, we had deficit of $74,505. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended September 30, 2023 compared to year ended September 30, 2022

Revenue

During year ended September 30, 2023, the Company generated $7,982 in revenue compared to $-0- in revenue during year ended September 30, 2022.

Operating Expenses

During the year ended September 30, 2023, we incurred general and administrative expenses of $24,759 and cost of goods sold of $6,525 compared to $32,466 for the year ended September 30, 2022. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended September 30, 2023 was $23,302 compared to $32,466 for the year ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2023 our total assets were $2,499 compared to $5,676 in total assets at September 30, 2022. As at September 30, 2023, our current liabilities were $45,859 compared to $25,734 as of September 30, 2022.

Stockholders’ deficit was $43,360 as of September 30, 2023 compared to stockholders’ equity of $20,058 as of September 30, 2022.

Cash Flows from Operating Activities

For the year ended September 30, 2023, net cash flows used in operating activities was $33,236, consisting of net loss of $23,302, amortization expenses of $66 and decrease in accounts payable of $10,000. For the year ended September 30, 2022, net cash flows used in operating activities was $22,466, consisting of net loss of $32,466 and $10,000 of accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended September 30, 2023 was $2,000 compared to $-0- during year ended September 30, 2022.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended September 30, 2023 were $30,125, consisting of loan from shareholder compared to $13,964 for the year ended September 30, 2022, consisting of loan from shareholder.

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

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Azzurro Solutions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azzurro Solutions Corp. as of September 30, 2023 and 2022 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

November 14, 2023

AZZURRO SOLUTIONS CORP.

BALANCE SHEETS

	SEPTEMBER 30, 2023 (AUDITED)	SEPTEMBER 30, 2022 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$565	$5,676
Total current assets	565	5,676
Non-current assets	1,934	-
Total non-current assets	1,934	-
Total Assets	$2,499	$5,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$10,000
Loans from related parties	45,859	15,734
Total current liabilities	45,859	25,734
Total Liabilities	45,859	25,734

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(74,505)	(51,203)
Total Stockholders’ equity	(43,360)	(20,058)
Total Liabilities and Stockholders’ equity	$2,499	$5,676

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2023	YEAR ENDED TO SEPTEMBER 30, 2022
Revenue	$7,982	$-
OPERATING EXPENSES
Cost of goods sold	6,525	-
General and administrative expenses	24,759	$32,466
Net loss from operations	(23,302)	(32,466)
Loss before provision for income taxes	(23,302)	(32,466)
Provision for income taxes	-	-
Net income (loss)	$(23,302)	$(32,466)
Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (AUDITED)

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2023

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total
Balance as of September 30, 2021	4,058,167	$4,058	$27,087	$(18,737)	$12,408
Net income (loss)	-	-	-	(32,466)	(32,466)
Balance as of September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)

Balance as of September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)
Net income (loss)	-	-	-	(23,302)	(23,302)
Balance as of September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (AUDITED)

	YEAR ENDED SEPTEMBER 30, 2023	YEAR ENDED SEPTEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,302)	$(32,466)
Amortization expense	66	-
Accounts payable	(10,000)	10,000
Net cash provided by operating activities	(33,236)	(22,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Computer Software	(2,000)	-
Net cash used in investing activities	(2,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	30,125	13,964
Net cash provided by financing activities	30,125	13,964
Net decrease in cash and equivalents	(5,111)	(8,502)
Cash and equivalents at beginning of the period	5,676	14,178
Cash and equivalents at end of the year/ period	$565	$5,676
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRO SOLUTIONS CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO SEPTEMBER 30, 2023

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of September 30, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to September 30, 2023, of $74,505. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2023 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of September 30, 2023, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at September 30, 2023.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

In September 2020, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000 and 180,000 shares of its common stock at $0.01 per share for total proceeds of $1,800. For the year ended September 30, 2022, the Company issued 878,167 shares of its common stock at $0.03 per share for total proceeds of $26,345.

As of September 30, 2023, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through September 30, 2023, the Company’s sole officer and director loaned the Company $45,859 to pay for incorporation costs and operating expenses.  As of September 30, 2023, the amount outstanding was $45,859. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2023 to the date the financial statements were issued and has determined that there are the following items to disclose:

In October 2023, the Company’s sole officer and director loaned the Company $8,350 to pay for operating expenses. This loans is non-interest bearing, due upon demand and unsecured.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

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

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Hanna Selyska V Osikách, 24, Dolni Mecholupy Prague, Czech Republic 10900	63	President, Secretary
		Chief Financial Officer,
		Chief Executive Officer,
		Sole Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended September 30, 2023 and September 30, 2022:

9 | Page

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Hanna Selyska President, Secretary CEO, CFO And Director	October 1, 2021 to September 30, 2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2022 to September 30, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2023, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10 | Page

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

Ms. Selyska has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Ms. Selyska was $45,859 as of September 30, 2023. Ms. Selyska is under no obligation to continue lending us money.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2023, we incurred approximately $16,250 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended September 30, 2022 and for the reviews of our financial statements for the quarters ended December 31, 2022, March 31, 2023 and June 30, 2023.

11 | Page

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP.

Dated: November 29, 2023	By:	/s/ Hanna Selyska
Hanna Selyska, President and Chief Executive Officer and Chief Financial Officer

13 | Page