Form 10-Q
period 2023-12-31
Azzurro Solutions Corp.
filed 2024-01-25
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 24, 2024
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP.

BALANCE SHEETS

	DECEMBER 31, 2023 (UNAUDITED)	SEPTEMBER 30, 2023 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$4,239	$565
Total current assets	4,239	565
Non-current assets	1,834	1,934
Total non-current assets	1,834	1,934
Total Assets	$6,073	$2,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$-
Loans from related parties	58,209	45,859
Total current liabilities	58,209	45,859
Total Liabilities	58,209	45,859

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized: 4,058,167 shares issued and outstanding	4,058	4,058
Additional Paid-In-Capital	27,087	27,087
Accumulated Deficit	(83,281)	(74,505)
Total Stockholders’ deficit	(52,136)	(43,360)
Total Liabilities and Stockholders’ deficit	$6,073	$2,499

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31, 2023	THREE MONTHS ENDED DECEMBER 31 2022
OPERATING EXPENSES
General and administrative expenses	$8,776	$10,450
Net loss from operations	(8,776)	(10,450)
Loss before provision for income taxes	(8,776)	(10,450)
Provision for income taxes	-	-
Net income (loss)	$(8,776)	$(10,450)
Income (loss) per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

4 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2023 AND 2022

	Number of Common Shares	Amount	Additional Paid-In -Capital	Accumulated Deficit	Total

Balance as of September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)
Net income (loss)	-	-	-	(10,450)	(10,450)
Balance as of December 31, 2022	4,058,167	$4,058	$27,087	$(61,653)	$(30,508)

Balance as of September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)
Net income (loss)	-	-	-	(8,776)	(8,776)
Balance as of December 31, 2023	4,058,167	$4,058	$27,087	$(83,281)	$(52,136)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31, 2023	THREE MONTHS ENDED DECEMBER 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,776)	$(10,450)
Amortization expenses	100	-
Net cash provided by operating activities	(8,676)	(10,450)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	12,350	5,500
Net cash provided by financing activities	12,350	5,500
Net decrease in cash and equivalents	3,674	(4,950)
Cash and equivalents at beginning of the period	565	5,676
Cash and equivalents at end of the year/ period	$4,239	$726
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (OCTOBER 4, 2019) TO DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

AZZURRO SOLUTIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019. The Company intends to commence operations in the distribution of Bohemian Crystal Chandeliers.

The Company has adopted September 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2023 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (October 4, 2019) to December 31, 2023, of $83,281. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended December 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2023 filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2023 and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Company’ functional and operational currency is US Dollar.

7 | Page

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2023 the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of December 31, 2023, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Taxes clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2023.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023.

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

As of December 31, 2023, the Company had 4,058,167 shares issued and outstanding.

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

Since October 4, 2019 (Inception) through December 31, 2023, the Company’s sole officer and director loaned the Company $58,209 to pay for incorporation costs and operating expenses. As of December 31, 2023, the amount outstanding was $58,209. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2023 to the date the financial statements were issued and has determined that there no items to disclose.

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

RESULTS OF OPERATION

As of December 31, 2023, we had deficit of $83,281. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended December 31, 2023 compared to the Three-Month Period Ended December 31, 2022

Revenue

During the three-month periods ended December 31, 2023 and 2022, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended December 31, 2023, we incurred total expenses and professional fees of $8,776 compared to $10,450 for the three-month period ended December 31, 2022. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

10 | Page

Net Loss

Our net loss for the three-month period ended December 31, 2023 was $8,776 compared to $10,450 for the three-month period ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2023 our total assets were $6,073 compared to $2,499 in total assets at September 30, 2023. As at December 31, 2023 our current liabilities were $58,209 compared to $45,859 in current liabilities as at September 30, 2023.

Stockholders’ deficit was $52,136 as of December 31, 2023 compared to $43,360 as of September 30, 2023.

Cash Flows from Operating Activities

For the three-month period ended December 31, 2023, net cash flows used in operating activities was $8,676, consisting of net loss of $8,776 and amortization expenses of $100. For the three-month period ended December 31, 2022, net cash flows used in operating activities was $10,450, consisting entirely of net loss.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended December 31, 2023 was $12,350 consisting entirely of loan from shareholder compared to $5,500 for the three-month period ended December 31, 2022.

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

GOING CONCERN

The independent auditors’ report accompanying our September 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended December 31, 2023.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended December 31, 2023.

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

AZZURRO SOLUTIONS CORP.

Dated: January 24, 2024	By:	/s/ Hanna Selyska
Hanna Selyska, President and Chief Executive Officer and Chief Financial Officer

15 | Page