Form 10-Q/A
period 2023-12-31
Azzurro Solutions Corp.
filed 2024-02-01
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q for the quarterly period ended December 31, 2023 (the "Amendment") is being filed to address and correct an inadvertent error in the Form 10-Q originally filed by Azzurro Solutions Corp. (the "Company") with the Securities and Exchange Commission (the "SEC") on January 25, 2024. In the original filing, the box indicating the Company is a "shell company" (as defined in Rule 12b-2 of the Exchange Act) was mistakenly checked. The Company wishes to clarify that this was a scrivener's error and that Azzurro Solutions Corp. does not meet the definition of a shell company. Therefore, in this Amendment, the box indicating that the Company is not a shell company has been correctly checked to reflect the Company's true status.

The sole purpose of this Amendment is to correct the shell company designation in the original Form 10-Q filing. No other changes have been made to the original 10-Q filing apart from those necessary to correct the identified scrivener's error. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

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

AZZURRO SOLUTIONS CORP.

Dated: February 1, 2024	By:	/s/ Hanna Selyska
Hanna Selyska, President and Chief Executive Officer and Chief Financial Officer

15 | Page