Form 10-Q
period 2024-03-31
Azzurro Solutions Corp.
filed 2024-07-12
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-252535

AZZURRO SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

3674

(Primary Standard Industrial Classification Code Number)

98-1511882

(IRS Employer Identification No.)

4695 MacArthur Court 11th Floor

Newport Beach, CA 92660

Tel: (949) 289-6789

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2024
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP.
BALANCE SHEETS
MARCH 31, 2024 AND SEPTEMBER 30, 2023

ASSETS

	(Unaudited)
	March 31, 2024	September 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$-	$565

LONG-TERM ASSETS
Property and equipment, net	-	1,934

Total assets	$-	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans from related parties	$-	$45,859

Total liabilities	-	45,859

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized and
4,058,167 shares, respectively issued and outstanding	4,058	4,058
Additional paid-in capital	85,296	27,087
Accumulated deficit	(89,354)	(74,505)

Total stockholders' equity	-	(43,360)

Total liabilities and stockholders' equity	$-	$2,499

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.
STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit from operations	-	-	-	-

Operating Expenses
Selling, general and administrative expenses	4,240	7,942	13,016	18,408

Income (loss) from operations before provision for income tax benefit (expense)	(4,240)	(7,942)	(13,016)	(18,408)

Other income (expense)
Loss from disposal	(1,833)	-	(1,833)	-

Net income (loss) from operations before provision for income tax benefit (expense)	(6,073)	(7,942)	(14,849)	(18,408)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	$(6,073)	$(7,942)	$(14,849)	$(18,408)

Net income (loss) per share: Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding: Basic and diluted	4,058,167	4,058,167	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

4 | Page

SIX MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Net income (loss)	-	-	-	(8,776)	(8,776)

Balance, December 31, 2023	4,058,167	$4,058	$27,087	$(83,281)	$(52,136)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net income (loss)	-	-	-	(6,073)	(6,073)

Balance, March 31, 2024	4,058,167	$4,058	$85,296	$(89,354)	$-

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2024 AND 2023
(UNAUDITED)

	Six months ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,849)	$(18,408)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	101	-
Net loss on disposal of fixed assets	1,833
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	(10,000)

Net cash used in operating activities	(12,915)	(28,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholders	12,350	22,600

Net increase in cash and cash equivalents	(565)	(5,808)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	565	5,676

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$-	$(132)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of shareholder loan to additional paid-in capital	$58,209	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

AZZURRO SOLITIONS CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019.

The Company has adopted September 30 as its fiscal year end.

Effective on February 15, 2024, the Company relocated its business address to 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

The Company provides a great combination of EDA tools and services with IC design. It also provides high-quality SoC design services such as IP design, optimization, integration and verification, and assists the customer realize the design quicker and faster for a range of commercial outcomes.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to March 31, 2024, of $89,354. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and calculations of liabilities that might be necessary should be Company be unable to continue as a going concern.

7 | Page

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the six months ended March 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows, as of March 31, 2024, and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s functional and operational currency is U.S. Dollar.

Cash and Cash Equivalents

For statement of cash flows purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of March 31, 2024, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to difference between financial statements carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

8 | Page

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or realted interest and penalties requiring accrual as of March 31, 2024.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash and related party loans payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximately fair value.

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

9 | Page

Note 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

As of March 31, 2024, the Company had 4,058,167 shares outstanding.

Effective February 15, 2024, the previous majority shareholder of the Company entered into a stock purchase agreement for the sale of 3,000,000 shares of Common Stock of the Company to five accredited investors, each of whom is a citizen of Taiwan (the “Control Group”), representing approximately 74% of the issued and outstanding shares of Common Stock of the Company.

Note 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From October 4, 2019 (Inception) through February 15, 2024, the Company previous sole officer and director loaned the Company $58,209 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due and payable upon demand. As a result of the majority ownership change effective on February 15, 2024 (see Note 4), the rights, title and interest in this loan were assumed by the Control Group in the outstanding amount of $58,209, the entire amount of which was then converted to equity, as additional paid-in capital.

Note 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2024, to the date of financial statements were issued, as of July 12, 2024, and has determined that there are no items to disclose.

10 | Page

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

We are an EDA (Electronic Design Automation) company that specializes in the development of high-performance chip design front-end development software tools and solutions. As a leading developer in the EDA field, we are dedicated to pioneering breakthroughs aimed at assisting IC chip design enterprises in addressing the formidable challenges and critical issues encountered during innovation and development processes, becoming a trusted key partner in the industry.

Our flagship EDA tool is the Architecture Compiler, which represents our most advanced technology. This powerful solution simplifies SoC architecture design by optimizing software and hardware co-design, seamlessly integrating components, and enhancing overall performance. With the Architecture Compiler, we enable customers to build efficient and robust IC designs, laying a solid foundation for success.

We have developed iPROfiler, an advanced SoC performance analysis tool driven by artificial intelligence and designed for SoC. iPROfiler plays a crucial role in facilitating collaboration and comprehensive analysis among SoC design teams, software teams, and hardware teams. By leveraging its capabilities, customers can unleash the full potential of their SoC designs, achieving exceptional performance and functionality. It also serves as an important sign-off tool, ensuring smooth coordination between front-end and back-end design teams.

Customers are at the core of everything we do, and we strive to build strong partnerships by deeply understanding their goals and challenges. With our extensive experience and the powerful capabilities of our EDA tools, we prepared to tackle the most demanding and intricate problems brought about by IC design.

RECENT DEVELOPMENTS

Effective January 22, 2024, Hanna Selyska, the previous sole officer and director and majority shareholder the Company, entered into stock purchase agreements for the sale of an aggregate of 3,000,000 shares of Common Stock of the Company, representing approximately 73.93% of the issued and outstanding shares of Common Stock of the Company as of such date, to five (5) purchasers.

Also effective January 22, 2024, Hanna Selyska appointed Jian-Meng(James) Yang Chairman of the Board of Directors, and Chief Executive Officer of the Company.

RESULTS OF OPERATION

As of March 31, 2024, we had deficit of $87,687. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three-Month Period Ended March 31, 2024 compared to the Three-Month Period Ended March 31, 2023

Revenue

During the three-month periods ended March 31, 2024 and 2023, the Company did not generate any revenue.

Operating Expenses

During the three-month period ended March 31, 2024, we incurred total expenses and professional fees of $4,406 compared to $7,942 for the three-month period ended March 31, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

11 | Page

Net Loss

Our net loss for the three-month period ended March 31, 2024 was $4,406 compared to $7,942 for the three-month period ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2024 our total assets were $1,667 compared to $2,499 in total assets at September 30, 2023. As at March 31, 2024 our current liabilities were $0 compared to $45,859 in current liabilities as at September 30, 2023.

Stockholders’ deficit was $1,667 as of March 31, 2024 compared to $43,360 as of September 30, 2023.

Cash Flows from Operating Activities

For the three-month period ended March 31, 2024, net cash flows used in operating activities was $13,182, consisting of net loss of $12,915 and amortization expenses of $267. For the three-month period ended March 31, 2023, net cash flows used in operating activities was $28,408, consisting entirely of net loss.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-month period ended March 31, 2024 was $12,350 consisting entirely of loan from shareholder compared to $5,500 for the three-month period ended March 31, 2023.

12 | Page

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

GOING CONCERN

The independent auditors’ report accompanying our September 30, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

13 | Page

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three-month period ended March 31, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2024.

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP.

Dated: July 12, 2024	By:	/s/ Jian-Meng(James) Yang
Jian-Meng(James) Yang, President and Chief Executive Officer and Chief Financial Officer

16 | Page