Form 10-Q/A
period 2024-03-31
Azzurro Solutions Corp.
filed 2024-07-16
CIK 1828739

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

Explanatory Note

This Amendment No. 1 to the Form 10-Q for the quarterly period ended March 31, 2024 (the "Amendment") is being filed to address and correct an inadvertent error in the Form 10-Q originally filed by Azzurro Solutions Corp. (the "Company") with the Securities and Exchange Commission (the "SEC") on July 12, 2024. In the original filing, the box indicating the Company is a "shell company" (as defined in Rule 12b-2 of the Exchange Act) was mistakenly checked. The Company wishes to clarify that this was a scrivener's error and that Azzurro Solutions Corp. does not meet the definition of a shell company. Therefore, in this Amendment, the box indicating that the Company is not a shell company has been correctly checked to reflect the Company's true status.

The sole purpose of this Amendment is to correct the shell company designation in the original Form 10-Q filing. No other changes have been made to the original 10-Q filing apart from those necessary to correct the identified scrivener's error. This Form 10-Q/A speaks as of the original filing date and time of the Form 10-Q, and does not modify or update any other disclosures made in Form 10-Q.

2 | Page

AZZURRO SOLUTIONS CORP.

3 | Page

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

7 | Page

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

8 | Page

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

9 | Page

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024.

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

10 | Page

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

11 | Page

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

12 | Page

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

13 | Page

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

14 | Page

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

Item 5. OTHER INFORMATION

None.

15 | Page

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

16 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZZURRO SOLUTIONS CORP.

Dated: July 16, 2024	By:	/s/ Jian-Meng(James) Yang
Jian-Meng(James) Yang, President and Chief Executive Officer and Chief Financial Officer

17 | Page