Form 10-Q
period 2024-06-30
Azzurro Solutions Corp.
filed 2024-10-17
CIK 1828739

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2024
Common Stock, $0.001	4,058,167

AZZURRO SOLUTIONS CORP.

2 | Page

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

AZZURRO SOLUTIONS CORP.
BALANCE SHEETS
JUNE 30, 2024 AND SEPTEMBER 30, 2023

ASSETS
	(Unaudited)
	June 30, 2024	September 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$4,928	$565

LONG-TERM ASSETS
Property and equipment, net	-	1,934

Total assets	$4,928	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses	4,712	-
Due to related parties	$5,000	$45,859

Total liabilities	9,712	45,859

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 and 4,058,167 shares, respectively issued and outstanding	4,058	4,058
Additional paid-in capital	85,296	27,087
Accumulated deficit	(94,138)	(74,505)

Total stockholders' equity	(4,784)	(43,360)

Total liabilities and stockholders' equity	$4,928	$2,499

The accompanying notes are an integral part of these financial statements.

3 | Page

AZZURRO SOLUTIONS CORP.
STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit from operations	-	-	-	-

Operating Expenses

Selling, general and administrative expenses	4,784	3,082	17,799	21,490

Income (loss) from operations before provision for income tax benefit (expense)	(4,784)	(3,082)	(17,799)	(21,490)

Other income (expense)

Loss from disposal	-	-	(1,833)	-

Net income (loss) from operations before provision for income tax benefit (expense)	(4,784)	(3,082)	(19,632)	(21,490)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	$(4,784)	$(3,082)	$(19,632)	$(21,490)

Net income (loss) per share: Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding: Basic and diluted	4,058,167	4,058,167	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

4 | Page

AZZURRO SOLUTIONS CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)
Net income (loss)	-	-	-	(10,450)	(10,450)
Balance, December 31, 2022	4,058,167	$4,058	$27,087	$(61,653)	$(30,508)
Net income (loss)	-	-	-	(7,958)	(7,958)
Balance, March 31, 2023	4,058,167	$4,058	$27,087	$(69,611)	$(38,466)
Net income (loss)	-	-	-	(3,082)	(3,082)
Balance, June 30, 2023	4,058,167	$4,058	$27,087	$(72,693)	$(41,548)

Balance, September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)
Net income (loss)	-	-	-	(8,776)	(8,776)
Balance, December 31, 2023	4,058,167	$4,058	$27,087	$(83,281)	$(52,136)
Conversion of debt to equity	-	-	58,209	-	58,209
Net income (loss)	-	-	-	(6,073)	(6,073)
Balance, March 31, 2024	4,058,167	$4,058	$85,296	$(89,354)	$-
Net income (loss)	-	-	-	(4,784)	(4,784)
Balance, Jun 30, 2024	4,058,167	$4,058	$85,296	$(94,138)	$(4,784)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZZURRO SOLUTIONS CORP.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	Nine months ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,632)	$(21,490)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization expense	101	-
Net loss on disposal of fixed assets	1,833
Changes in assets and liabilities:
Accounts payable and accrued liabilities	4,712	(10,000)

Net cash used in operating activities	(12,986)	(31,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholders	17,350	26,300

Net increase in cash and cash equivalents	4,364	(5,190)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	565	5,676

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,928	$486

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of shareholder loan to additional paid-in capital	$58,209	-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZZURRO SOLUTIONS CORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED JUNE 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to June 30, 2024, of $94,138. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the nine months ended June 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2023, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) are necessary to present fairly the financial position, results of operations, and cash flows, as of June 30, 2024, and for the related periods presented.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s functional and operational currency is U.S. Dollar.

7 | Page

Cash and Cash Equivalents

For statement of cash flows purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of June 30, 2024, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or realted interest and penalties requiring accrual as of June 30, 2024.

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

As of June 30, 2024, the Company had 4,058,167 shares outstanding.

Effective February 15, 2024, the previous majority shareholder of the Company entered into a stock purchase agreement for the sale of 3,000,000 shares of Common Stock of the Company to five accredited investors, each of whom is a citizen of Taiwan (the “Control Group”), which represents approximately 74% of the issued and outstanding shares of Common Stock of the Company.

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

From October 4, 2019 (Inception) through December 31, 2023, the Company previous sole officer and director loaned the Company $58,209 to pay for incorporation costs and operating expenses. As a result of the sale of 3,000,000 shares of Common Stock of the Company effective on February 14, 2023 (see Note 4), the rights, title and interest in this loan were assumed by the Control Group. The loan is non-interest bearing, due and payable upon demand.

As part of the majority ownership changed effective on February 15, 2024, as described in Note 4, the entire debt in the amount of $58,209 was released and converted into additional paid-in capital account.

Note 6 – Subsequent Events

The Company has evaluated subsequent events from June 30, 2024, to the date of financial statements were issued.

During the months of July and August 2024, a related party loaned the Company approximately $11,970 to pay for operating expenses. This loan is unsecured, non-interest bearing, due upon demand.

On August 13, 2024, the Company registered to do business as (“DBA”) Arculus System Inc.

On September 28, 2024, the Company entered into an unsecured, non-interest-bearing loan of $20,000 with a related party to cover operational expenses. The loan can be repaid at any time, in part or in full, and is expected to be repaid on or prior to December 31, 2024.

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

10 | Page

RESULTS OF OPERATION

As of June 30, 2024, we had a net loss of $19,632. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenue

During the three month and nine-month periods ended June 30, 2024 and 2023, the Company did not generate any revenue.

Operating Expenses

During the nine-month period ended June 30, 2024, we incurred total expenses and professional fees of $17,799 compared to $21,490 for the nine-month period ended June 30, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the three-month period ended June 30, 2024 was $4,784 compared to $3,082 for the three-month period ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2024 our total assets were $4,928 compared to $2,499 in total assets at September 30, 2023. As of June 30, 2024 our current liabilities were $9,712 compared to $45,859 in current liabilities as at September 30, 2023.

Stockholders’ deficit was $4,784 as of June 30, 2024 compared to $43,360 as of September 30, 2023.

Cash Flows from Operating Activities

For the nine-month period ended June 30, 2024, net cash flows used in operating activities was $12,986, consisting of net loss of $19,632, amortization expenses of $101, $1833 on disposal of fixed assets and $4,712 of accounts payable. Compared to the nine-month period ended June 30, 2023, net cash flows used in operating activities was $31,490, consisting of net loss of $21,490 and $10,000 of accrued liabilities.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-month period ended June 30, 2024 was $17,350 consisting of loan from shareholder with $4,364 of increase in cash and cash equivalents, compared to $26,300 for the nine-month period ended June 30 2023.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended June 30, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2024.

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

AZZURRO SOLUTIONS CORP.

Dated: October 15, 2024	By:	/s/ Jian-Meng(James) Yang
Jian-Meng(James) Yang, President and Chief Executive Officer and Chief Financial Officer

15 | Page