Form 10-K
period 2024-09-30
Arculus System Co., Ltd.
filed 2025-05-20
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-252535

ARCULUS SYSTEM CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

7372

(Primary Standard Industrial Classification Code Number)

98-1511882

          (IRS Employer Identification No.)

4695 MacArthur Court, 11th Floor,  Newport Beach, CA 92660

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

As of September 30, 2024 the registrant had 4,058,167 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 30, 2024.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Arculus System Co., Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Arculus System Co., Ltd. was incorporated in the State of Nevada on October 4, 2019 and has adopted a fiscal year end of September 30.

The Company delivers a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services. Offerings include high-quality system-on-chip (SoC) design capabilities such as intellectual property (IP) design, optimization, integration, and verification, enabling customers to accelerate development cycles and achieve efficient commercial outcomes.

As a specialist in high-performance front-end chip design software, Arculus System Co., Ltd. focuses on developing innovative tools tailored to support IC design enterprises in navigating technical challenges. The Company aims to serve as a strategic partner in advancing semiconductor innovation.

Its flagship product, the Architecture Compiler, represents the most advanced technology in the portfolio. This tool simplifies SoC architecture design by optimizing software and hardware co-design, streamlining component integration, and improving system performance—establishing a strong foundation for high-efficiency IC development.

Another key offering is iPROfiler, an AI-powered SoC performance analysis platform. Designed to enhance collaboration between software and hardware teams, iPROfiler supports in-depth analysis, boosts design efficiency, and serves as a critical sign-off tool for aligning front-end and back-end design processes.

Arculus System Co., Ltd. is committed to developing long-term client partnerships through an in-depth understanding of customer goals and by providing targeted solutions to complex IC design challenges using its advanced EDA technologies.

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

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of September 30, 2024, 4,058,167 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

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

4 | Page

RESULTS OF OPERATION

As of September 30, 2024, we had deficit of $106,109. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year ended September 30, 2024 compared to year ended September 30, 2023

Revenue

During year ended September 30, 2024, the Company generated $-0- in revenue compared to $7,982 in revenue during year ended September 30, 2023.

Operating Expenses

During the year ended September 30, 2024, we incurred general and administrative expenses of $104,276 and cost of goods sold of $-0- compared to $24,759 and $6,525 respectively for the year ended September 30, 2023. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

Net Loss

Our net loss for the year ended September 30, 2024 was $106,109 compared to $23,302 for the year ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024 our total assets were $3,145 compared to $2,499 in total assets at September 30, 2023. As of September 30, 2024, our current liabilities were $94,405 compared to $45,859 as of September 30, 2023.

Stockholders’ deficit was $91,260 as of September 30, 2024 compared to stockholders’ deficit of $43,360 as of September 30, 2023.

Cash Flows from Operating Activities

For the year ended September 30, 2024, net cash flows used in operating activities was $96,917, consisting of net loss of $106,109, amortization expenses of $101 and increase in accounts payable of $7,258. For the year ended September 30, 2023, net cash flows used in operating activities was $33,236, consisting of net loss of $23,302, amortization expenses of $66 and decrease in accounts payable of $10,000.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended September 30, 2024 was $-0- compared to $2,000 during year ended September 30, 2023.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended September 30, 2024 were $99,497, consisting of loan from shareholder compared to September 30, 2023 were $30,125, consisting of loan from shareholder.

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

VANCOUVER, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Arculus System Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arculus System Co., Ltd. as of September 30, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

May 13, 2025

ARCULUS SYSTEM CO., LTD.
BALANCE SHEETS
SEPTEMBER 30, 2024 AND 2023

ASSETS

	(Audited)
	September 30, 2024	September 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$3,145	$565

LONG-TERM ASSETS
Property and equipment, net	-	1,934

Total assets	$3,145	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,356	$-
Accrued payroll and payroll taxes payable	1,902	-
Due to related parties	87,147	45,859

Total liabilities	94,405	45,859

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 and 4,058,167 shares, respectively issued and outstanding	4,058	4,058
Additional paid-in capital	85,296	27,087
Accumulated deficit	(180,614)	(74,505)

Total stockholders' equity	(91,260)	(43,360)

Total liabilities and stockholders' equity	$3,145	$2,499

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024 AND 2023
(AUDITED)

	September 30, 2024	September 30, 2023

Revenues	$-	$7,982

Cost of goods sold	-	6,525

Gross profit from operations	-	1,457

Operating Expenses
Selling, general and administrative expenses (Schedule I)	104,276	24,759

Income (loss) from operations before	(104,276)	(23,302)
provision for income tax benefit (expense)

Other income (expense)
Loss from disposal	(1,833)	-

Net income (loss) from operations before
provision for income tax benefit (expense)	(106,109)	(23,302)

Provision for income tax benefit (expense)	-	-

Net income (loss)	$(106,109)	$(23,302)

Net income (loss) per share: Basic and diluted	$-	$-

Weighted average number of shares outstanding: Basic and diluted	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024 AND 2023
(AUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance on September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)

Net loss	-	-	-	(23,302)	(23,302)

Balance on September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Balance on September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net loss	-	-	-	(106,109)	(106,109)

Balance on September 30, 2024	4,058,167	$4,058	$85,296	$(180,614)	$(91,260)

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.
STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024 AND 2023
(AUDITED)

	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(106,109)	$(23,302)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	101	66
Net loss on disposal of fixed assets	1,833	-
Changes in assets and liabilities:
Accounts payable and accrued liabilities	7,258	(10,000)

Net cash used in operating activities	(96,917)	(33,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,000)

Cash used in investing activities	-	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	99,497	30,125

Cash provided by financing activities	99,497	30,125

Net increase (decrease) in cash and cash equivalents	2,580	(5,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	565	5,676

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$3,145	$565

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of loan from shareholder in exchange for contribution	$58,209	$-

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR PERIOD FROM INCEPTION TO SEPTEMBER 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

ARCULUS SYSTEM CO., LTD.. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019.

The Company has adopted September 30 as its fiscal year end.

Effective on February 15, 2024, the Company changed its address to 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

The Company intends to be focused on leveraging the latest in Cloud and Io technologies to deliver Agri Tech solutions for a range of commercial outcomes.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to September 30, 2024, of 106,109. These factors, among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s functional and operational currency is US Dollar.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of September 30, 2024, the Company has not issued any stock-based payments to its employees.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest and penalties requiring accrual as of September 30, 2024.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024.

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

As of September 30, 2024, the Company had 4,058,167 shares outstanding.

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

Between October 4, 2019 (Inception) through December 31, 2023, the Company’s former sole officer and director loaned the Company $58,209 to pay for incorporation costs and operating expenses. Following the sale of 3,000,000 shares of the Company’s Common Stock, effective February 14, 2023 (see Note 4), the Control Group assumed all rights, title and interest in this loan. On January 24, 2024, the shareholder forgave the loan, converting it into addition paid-in capital.

Since the ownership change effective February 15, 2024 (see above), to cover certain operating expenses and cash position of the company, the current shareholders advanced funds to the Company in form of short-term shareholder loans. As of September 30, 2024, the outstanding balance of these short-term shareholder loans was $87,147. These loans are unsecured, non-interest bearing, and payable upon demand.

Note 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2025, the date the financial statements were available to be issued.

During this period, shareholders provided the Company with five advances: $20,000 on October 3, 2024, $30,000 on November 29, 2024, $1,000 on February 26, 2025, $10,000 on March 3, 2025, and $500 on March 27, 2025. These short-term shareholder loans are unsecured, non-interest bearing, and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Also effective January 22, 2024, Hanna Selyska appointed Jian-Meng(James) Yang as the Chairman of the Board of Directors, and Chief Executive Officer of the Company.

Effective September 30, 2024, Jian-Meng Yang resigned as Secretary of the Corporation and Summer Li was appointed Secretary in his place.

The business background descriptions of the newly appointed officer is as follows:

Summer Li graduated from the University of California, Irvine in Orange County, California with a Bachelor’s degree in International Studies in 2016. Ms. Li became part of the team at American Blast Systems in 2019 until 2021, providing comprehensive administrative support to all internal teams, government contractors, and the CEO. In 2021, Summer transitioned to the position of office manager at Vitaspring Biomedical, headquartered in Irvine, California. In 2024, Ms. Li joined the Corporation as an office manager, bookkeeper.

The name, address, age and position of our officers and director is set forth below:

Name and Address	Age	Position(s)
Jian-Meng Yang 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660	51	Chief Executive Officer Sole Director
Summer Li 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660	30	Secretary

9 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended September 30, 2024 and September 30, 2023: Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Jian-Meng Yang, CEO	October 1, 2023 to September 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	October 1, 2022 to September 30, 2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of September 30, 2024, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 50% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can’t guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Jian-Meng Yang	3,000,000 shares of common stock (direct)	73.92%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended September 30, 2024, we incurred approximately $7,450 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended September 30, 2023 and for the reviews of our financial statements for the quarters ended December 31, 2023, March 31, 2024 and June 30, 2024.

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

Arculus System Co., Ltd.

Dated: May 18, 2025	By:	/s/ Jian-Meng Yang
Jian-Meng Yang, Chief Executive Officer

13 | Page