Form 10-K/A
period 2024-09-30
Arculus System Co., Ltd.
filed 2025-07-11
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-252535

ARCULUS SYSTEM CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-1511882
State or other jurisdiction of Incorporation or organization	(IRS Employer Identification No.)

4695 MacArthur Court, 11th Floor, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 289-6789

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

None
(Title of class)
None
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes      ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. On March 31, 2024, no bid price was reported for our common stock, as the security was not actively quoted or had no bids on that date.

As of June 30, 2025, the registrant had 4,058,167 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and restates Arculus System Co., Ltd.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2025 (the “Original Form 10-K”). This Amendment is being filed for the purpose of amending various sections throughout the Annual Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after May 20, 2025, the date of the Original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC after the Original Form 10-K filing.

References to the “Company,” “Arculus,” “we,” or “our” in this Amendment refer to Arculus System Co., Ltd.

PART I

Item 1. Business.

Overview

Arculus System Co., Ltd., formerly known as Azzurro Solutions Corp. (the “Company,” “we,” “our,” or “us”), was incorporated in the State of Nevada on October 4, 2019, adopted a fiscal year end of September 30 and are a development-stage company. Prior to our change of control on February 15, 2024, we were focused on the distribution of Bohemian crystal chandeliers produced in Czech Republic with an intent to distribute them in the North American market to both retail and wholesale customers.

Subsequent to the change of control, our new management and majority shareholders have changed our business to deliver a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services. Our products will include high-quality system-on-chip (SoC) design capabilities such as intellectual property (IP) design, optimization, integration, and verification, enabling customers to accelerate development cycles and achieve efficient commercial outcomes.

We believe that we will be a specialist in high-performance front-end chip design software focusing on developing innovative tools tailored to support IC design enterprises in navigating technical challenges. We aim to serve as a strategic partner in advancing semiconductor innovation.

Principal Products and Services

We offer a robust suite of EDA software and SoC optimization solutions, including:

•	Architecture Compiler: Our flagship tool streamlines SoC architecture planning by integrating hardware/software co-design, component placement, and system performance modeling in a unified platform.
•	iPROfiler: An AI-powered SoC performance analysis platform designed to align front-end and back-end design through real-time data visualization and bottleneck identification.

Both products are intended for IC design teams, semiconductor firms, and fabless companies aiming to improve design-to-silicon workflows.

Research and Development (R&D)

We conduct our research and development activities through Arculus EDA Co., Ltd. (“Arculus EDA”), a company wholly owned by our Chief Executive Officer, Jian-Meng (James) Yang. As a related party, Arculus EDA provides outsourced R&D services that are integral to our product development strategy.

Arculus EDA is staffed by a multidisciplinary team of over 40 professionals, including integrated circuit (IC) design engineers, AI researchers, and system-on-chip (SoC) specialists. Many team members hold globally recognized certifications in fields such as edge AI, IC optimization, and EDA tool development. Their expertise enables us to offer scalable, reliable, and high-efficiency IC design solutions tailored to a variety of applications, including:

•	High-performance computing;
•	Data center infrastructure;
•	Near-field communication (NFC); and
•	Advanced telecommunications systems.

Our R&D efforts focus on optimizing key power, performance, and area (PPA) metrics to improve microchip efficiency and reduce design costs for our customers.

Our development roadmap includes the following strategic initiatives:

•	Integration of machine learning algorithms for advanced design space exploration;
•	Expansion of automated SoC verification and simulation capabilities;
•	Deployment of cloud-native infrastructure to enable distributed, collaborative design environments.

We believe our R&D model, driven by the close affiliation with Arculus EDA, provides a cost-effective and agile approach to delivering differentiated technologies in the competitive EDA and semiconductor industries.

As our Chief Executive Officer is also our sole director, there is currently no independent board oversight or verification of whether related party transactions, including those with Arculus EDA, are conducted on arm’s-length terms.

Market Opportunity and Industry Background

The global EDA software market is expected to exceed $15 billion by 2030, driven by increasing demand for advanced semiconductors, AI integration, and smaller process nodes. Our tools are positioned to serve niche markets within this ecosystem, including edge AI, 5G, and embedded SoC development.

Business Model and Revenue Strategy

Our business model is centered on licensing and SaaS subscriptions. We intend to monetize through:

•	Term-based enterprise software licenses
•	Per-seat SaaS subscription plans
•	Custom consulting and integration services
•	Academic and research licensing partnerships

We anticipate commercial launch of our software products by Q2 2026, with early alpha evaluations expected to begin in Q1 2025.

Strategic Partnerships and Alliances

We are still in development stage  and have not established Strategic Partnerships and Alliances in the North America region at the moment.

Competitive Landscape

We compete with established EDA providers such as Synopsys, Cadence, and Siemens EDA. Our differentiators include modular SaaS delivery, machine learning integration, and collaborative design support for cross-functional IC teams. We believe our focused approach allows us to better serve emerging hardware startups and mid-market SoC developers.

Intellectual Property

As of the date of this filing, we have not yet filed for any patents. We rely on trade secrets and proprietary algorithms under development. We intend to pursue intellectual property protection for core technologies beginning in 2025.

Regulatory Matters

While we currently do not operate in any regulated industry, our software may be subject to U.S. export control laws including the Export Administration Regulations (EAR). We will implement appropriate compliance measures prior to commercial distribution.

Employees and Human Capital Resources

As of September 30, 2024, we had no full-time employees other than our officers. Our operations have been conducted by contractors, consultants, and executive officers. As we progress toward commercialization, we plan to expand our engineering, product, and support teams with a focus on technical excellence and diversity. We plan to hire engineering, product development, and customer success staff with strong semiconductor or EDA backgrounds. Our hiring will emphasize technical skill, adaptability, and cross-disciplinary experience.

Recruitment and Retention

We attribute the strong retention of our talented workforce to several factors, including exciting and challenging assignments; growth opportunities; strong leadership and management; a culture of integrity and caring; our commitment to inclusion; competitive and equitable compensation and benefits; our leading products and technology; and the strength of our customer relationships.

Legal Proceedings

We are not subject to any legal proceedings as discussed in Item 3.

Facilities

Our facilities is discussed in Item 2.

Seasonality

We do not believe our business is subject to any seasonality.

Available Information

Our filings with the Securities and Exchange Commission (“SEC”) are available at www.sec.gov. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments thereto. We make these filings available free of charge on our website as soon as reasonably practicable after filing with the SEC.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As of the date of this Annual Report, we have not yet adopted a formal, written cybersecurity risk management policy or enterprise-wide cybersecurity governance framework. However, we are aware of the growing risks associated with cybersecurity threats and are in the early stages of assessing and developing appropriate controls to identify and mitigate such risks in proportion to our size, scale, and operational complexity. We intend to implement a formal cybersecurity risk assessment and governance policy by Q4 2025. This process will include third-party vendor risk assessment, incident response protocols, and reporting mechanisms to management and the sole director.

Risk management and strategy

While we do not currently have dedicated cybersecurity personnel or a Chief Information Security Officer (CISO), responsibility for cybersecurity-related matters currently resides with our senior management team. Management oversees the implementation of basic safeguards, including secure login credentials, limited network access, and offsite data backups. We rely on third-party cloud-based software and IT vendors for the majority of our infrastructure and data storage, and we depend on their built-in security protocols.

We have not yet experienced any known material cybersecurity incidents. However, the lack of a formal cybersecurity risk management framework may expose us to vulnerabilities that could have an adverse effect on our operations, financial position, or reputation if not appropriately addressed in the future. We are currently evaluating the need for a more structured cybersecurity program and anticipate allocating resources to strengthen our risk management processes as we grow.

Governance

Cybersecurity oversight is provided by our executive officers, who periodically review cybersecurity considerations as part of their general oversight of business operations and IT needs. The Board of Directors has not yet established a dedicated cybersecurity committee or delegated specific oversight responsibility to an existing committee. Cybersecurity risks, to the extent material, are discussed by management with the Board on an ad hoc basis.

Our management team is responsible for monitoring industry trends, consulting with outside IT vendors, and taking basic steps to protect company systems and data. Although none of our executive officers have formal cybersecurity credentials, we recognize the importance of increasing our capabilities in this area as we scale our operations and infrastructure.

Item 2. Properties.

We do not own any real property and currently lease our offices located at 695 MacArthur Court, 11th Floor, Newport Beach, CA 92660. Our lease is for 1,570 sq. ft., and our rent is $275 per month. Our telephone number (949) 289-6789.

Item 3. Legal Proceedings.

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

There is currently a limited public market for our common stock. Shares of our common stock trade on the OTC Pink marketplace under the symbol “AZRS.” The OTC Pink is a decentralized, quotation-driven market operated by OTC Markets Group, Inc. The quotations on the OTC Pink reflect inter-dealer prices, without retail mark-up or mark-downs, or commissions, and may not necessarily represent actual transactions.

Due to the limited trading volume and lack of consistent market activity, no bid or ask prices were reported for our common stock during the periods presented below. As a result, we are unable to provide high and low bid quotations for the respective fiscal quarters.

	High		Low
Fiscal Quarters for the Fiscal Year ended September 30, 2024(1)
December 31, 2023	$	N/A	$	N/A
March 31, 2024	$	N/A	$	N/A
June 30, 2024	$	N/A	$	N/A
September 30, 2024	$	N/A	$	N/A

Fiscal Quarters for the Fiscal Year Ended September 30, 2023
December 31, 2022	$	N/A	$	N/A
March 31, 2023	$	N/A	$	N/A
June 30, 2023	$	N/A	$	N/A
September 30, 2023	$	N/A	$	N/A

As of April 7, 2025, there are 13 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name” through brokers or other nominees. Due to our limited public float and trading volume, investors may experience difficulty buying or selling shares of our common stock at desired prices. We make no representation as to the existence of an active or liquid trading market. As of April 7, 2025, there were 4,058,167 shares of common stock outstanding on record.

Preferred Stock

As of June 23, 2025, we have authorized 75,000,000 shares of preferred stock, par value $0.001; and none have been issued.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate declaring or paying dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon a number of factors, including, but not limited to, our earnings, capital requirements, financial condition, restrictions imposed by applicable laws and contractual obligations, and other factors deemed relevant by our Board.

We currently intend to retain all available funds and future earnings, if any, to finance the growth and development of our business. Accordingly, we do not expect to pay any cash dividends on our common stock in the near term. Any future declaration and payment of dividends will be subject to the rights of any holders of preferred stock that may be issued and outstanding, as well as the impact of income tax considerations and legal restrictions.

There can be no assurance that we will ever declare or pay cash dividends on our common stock.

Equity Compensation Plan Information

As of September 30, 2024, we did not have any equity compensation plans in place, and no shares of our common stock were authorized for issuance under any equity compensation arrangement, whether approved by shareholders or not.

Recent Sales of Unregistered Securities

None.

Transfer Agent

Our transfer agent is Vstock Transfer, LLC, located at 18 Lafayette Place, Woodmere, NY 11598. They can be reached by telephone at (212) 828-8436.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed with the Securities and Exchange Commission (“SEC”) are available free of charge through the SEC’s website at www.sec.gov. These filings are accessible as soon as reasonably practicable after we electronically file or furnish them with the SEC.

The information contained in our filings, including any forward-looking statements, is made as of the date of the respective document. We do not undertake any obligation to update such statements or documents, except as required by applicable law.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

As used in this annual report, the terms “we,” “us,” “our,” or “the Company,” mean Arculus System Co., Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Arculus System Co., Ltd. (the “Company,” “we,” “our,” or “us”) is a development-stage company incorporated on January 4, 2021, in the State of Nevada. Subsequent to the change of control, our new management and majority shareholders have change our business to deliver a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services. Our products will include high-quality system-on-chip (SoC) design capabilities such as intellectual property (IP) design, optimization, integration, and verification, enabling customers to accelerate development cycles and achieve efficient commercial outcomes.

As of the date of this filing, we have not commenced principal revenue-generating operations and have generated limited revenues since inception. Our operations have been limited to organizational activities, administrative functions, and preparation for future service offerings.

Results of Operation

For the year ended September 30, 2024 compared to year ended September 30, 2023

Revenue

Revenues decreased $7,982, or 100%, from $7,982 for the year ended September 30, 2023 compared to $0 for the year ended September 30, 2024. The decrease was due to the change of control and change of business.

	Year ended September 30, 2024	Year ended September 30, 2023
Revenues	$-	$7,982
Cost of goods sold	-	6,525
Operating Expenses	$104,276	24,759
Loss from disposal	(1,833)	-
Net Loss	$(106,109)	$(23,302)

Cost of Goods Sold

Cost of goods sold decreased $6,525, or 100%, from $6,525 for the year ended September 30, 2023 compared to $0 for the year ended September 30, 2024. The decrease was due to the change of control and change of business.

Operating Expenses

Operating expenses increased $79,517, or 321.16%, to $104,276 for the year ended September 30, 2024 compared to $24,759 for the year ended September 30, 2023. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting.

Loss from disposal

Loss from disposal increased $1,833 from $0 for the year ended September 30, 2023 compared to $1,833 for the year ended September 30, 2024. The increase was due to the change of control and change of business and the disposition of equipment from the prior business.

Net Loss

Net loss increased $82,807, or 355.64%, for the year ended September 30, 2024 to $106,109 compared to $23,302 for the year ended September 30, 2023. The increase is due to the change of control and change of business, which resulting in an increase in operating expenses as set forth above.

Liquidity and Capital Resources

As of September 30, 2024, we had current assets of $3,145 and a working capital deficit of $91,260, consisting primarily of accounts payable, accrued payroll and payroll taxes and related party advances. We have relied primarily on short-term, non-interest-bearing, related party advances to fund our operations.

Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our total assets were $3,145 for the year ended September 30, 2024, compared to $2,499 for the year ended September 30, 2023.

Our current and total liabilities were $94,405 for the year ended September 30, 2024, compared to $45,859 for the year ended September 30, 2023.

Our stockholders’ deficit was $91,260 for the year ended September 30, 2024, compared to $43,360 for the year ended September 30, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities increased $63,681, or 191.60%, to $96,917 for the year ended September 30, 2024, compared to $33,236 for the year ended September 30, 2023. The increase in cash used was primarily due to an increase in net loss of $82,807, offset by $101 in depreciation and amortization expense, $1,833 in net loss on disposal of fixed assets, and $7,258 in accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities decreased $2,000, or 100%, to $0 for the year ended September 30, 2024 compared to $2,000 for the year ended September 30, 2023. The decrease was attributable to no fixed assets purchased due to the change of business.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $69,372, or 230.28%, to $99,487 for the year ended September 30, 2024, compared to $30,125 for the year ended September 30, 2023, which consisted of related party advances.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, we had an accumulated deficit of $106,109 as of September 30, 2024, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. The Company’s significant accounting policies are described in Note 3 to the financial statements. Management considers the following policies to be critical because they involve significant judgments and assumptions, and because different assumptions could materially affect the Company’s financial condition or results of operations.

Going Concern

The Company assesses its ability to continue as a going concern in accordance with ASC 205-40. In assessing going concern, management evaluates conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of September 30, 2024, the Company had not yet established an ongoing source of revenue and had incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of these conditions and plans to mitigate them involve significant judgment. Management believes that without at least $500,000 in additional capital, we will not be able to implement our business plan or achieve commercial viability in the next 12 months.

Use of Estimates

The Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also affect the reported amounts of expenses during the reporting period. Significant areas requiring the use of management estimates and judgments include, but are not limited to, assessing the recoverability of assets, evaluating the need for impairment, and estimating income tax valuation allowances. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The Company measures certain financial instruments at fair value in accordance with ASC 820, “Fair Value Measurement.” The carrying value of cash and related party advances approximates fair value due to their short-term nature. Management’s determination of fair value includes assumptions based on market data and may require judgment in the absence of observable inputs.

Income Taxes and Deferred Tax Assets

The Company accounts for income taxes using the liability method under ASC 740. Deferred tax assets are recognized for temporary differences between financial statement and tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that all or part of a deferred tax asset will not be realized. Determining the amount of valuation allowance requires significant judgment in estimating future taxable income, applicable tax strategies, and the expected timing of reversals of temporary differences.

Material Commitments

None.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

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

PCAOB ID: 6108

Vancouver, Washington

May 13, 2025

ARCULUS SYSTEM CO., LTD.

BALANCE SHEETS

SEPTEMBER 30, 2024 AND 2023

ASSETS

	(Audited)
	September 30, 2024	September 30, 2023
CURRENT ASSETS
Cash and cash equivalents	$3,145	$565

LONG-TERM ASSETS
Property and equipment, net	-	1,934

Total assets	$3,145	$2,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,356	$-
Accrued payroll and payroll taxes payable	1,902	-
Due to related parties	87,147	45,859

Total liabilities	94,405	45,859

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 and 4,058,167 shares, respectively issued and outstanding	4,058	4,058
Additional paid-in capital	85,296	27,087
Accumulated deficit	(180,614)	(74,505)

Total stockholders’ equity	(91,260)	(43,360)

Total liabilities and stockholders’ equity	$3,145	$2,499

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

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024 AND 2023

(AUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance on September 30, 2022	4,058,167	$4,058	$27,087	$(51,203)	$(20,058)

Net loss	-	-	-	(23,302)	(23,302)

Balance on September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Balance on September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net loss	-	-	-	(106,109)	(106,109)

Balance on September 30, 2024	4,058,167	$4,058	$85,296	$(180,614)	$(91,260)

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

ARCULUS SYSTEM CO., LTD.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR PERIOD FROM INCEPTION TO SEPTEMBER 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

ARCULUS SYSTEM CO., LTD. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019.

The Company has adopted September 30 as its fiscal year end.

Effective on February 15, 2024, the Company changed its address to 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

The Company intends deliver a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services, which will include high-quality system-on-chip (SoC) design capabilities such as intellectual property (IP) design, optimization, integration, and verification, enabling customers to accelerate development cycles and achieve efficient commercial outcomes.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to September 30, 2024, of $106,109. These factors, among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO), is responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO, to allow timely decisions regarding required disclosure.

As of the end of the fiscal year ended September 30, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to a material weakness in our internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. We currently have only one director. The name, address, age and position of our officers and sole director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Jian-Meng Yang 4695 MacArthur Court, 11th Floor Newport Beach, CA 92660	51	Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Sole Director
Summer Li 4695 MacArthur Court, 11th Floor Newport Beach, CA 92660	30	Secretary

Jian-Meng Yang has served as our director, chief executive officer, president, chief financial officer, and treasurer since January 22, 2024. From August 1, 2009 to January 31, 2011, Mr. Yang has served as Hardware Department Manager at Lionic Corp. and from February 1, 2011 to present, as the chief executive officer of MicroIP Corp. in Taiwan.

Mr. Yang received a Master of Science in Electrical Engineering from National Tsing Hua University in Hsinchu, Taiwan and a Master of Science from the University of Southern California Viterbi School of Engineering in 2003. He received a doctoral degree (PhD) in Electrical and Computer Engineering from New York University.

Summer Li has served as our secretary since September 30, 2024. From June 2021 to the present, Ms. Li has served as the office manager at VitaSpring Biomedical Co., Ltd. (formerly Shemn Corp.), which aims to build a cell medical industry, invest in research and development of stem cell applications in regenerative medicine, establish advanced medical research centers and high standard cell production centers, and provide “GTP” standard stem cell preparations for the development of cellular drugs. From 2019 to 2021, Ms. Li was the Administrative Assistant at American Blast Systems where she provided administrative support to all the internal management teams, government contractors and the CEO. Ms. Li graduated from the University of California, Irvine in 1996 with a bachelor’s degree in international studies.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, director and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K. We intend to adopt one in 2025.

Board Committees

As of the date of this filing, since we have only one director, we do not have any standing committees of our Board of Directors, such as an audit committee, compensation committee, or nominating and corporate governance committee. The functions customarily attributable to such committees are currently performed by our sole director.

We intend to evaluate the formation of appropriate Board committees as our operations grow and as required to comply with applicable regulatory or exchange listing requirements.

Effective January 22, 2024, Hanna Selyska, our former sole officer, director and majority shareholder, entered into stock purchase agreements pursuant to which she sold an aggregate of 3,000,000 shares of common stock, representing approximately 73.93% of our issued and outstanding shares of common stock as of such date, to five (5) non-U.S. persons, each of whom is a citizen and resident of Taiwan (collectively, the “Purchasers.”) The sales were effected in offshore transactions in reliance upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

As a result of these transactions, a change in control of the Company occurred, with the Purchasers collectively becoming the beneficial owners of a majority of our outstanding voting securities. None of the Purchasers is a U.S. person, and the transactions did not involve any directed selling efforts in the United States. Following the closing of the transactions, Ms. Selyska resigned from all officer and director positions, and effective January 22, 2024, Hanna Selyska appointed Jian-Meng(James) Yang as our Chairman of the Board of Directors, and Chief Executive Officer.

Effective September 30, 2024, Jian-Meng Yang resigned as Secretary of the Corporation and Summer Li was appointed Secretary in his place.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jian-Meng Yang Director, CEO, President, and CFO, Treasurer	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Summer Li Secretary	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Hanna Selyska Former Director, President, CEO, Treasurer, CFO, and Secretary	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

(1)	Jian-Meng Yang was elected as an officer and sole director on January 22, 2024, which became his effective date. There is no employment agreement with Mr. Yang.
(2)	From January 4, 2021 (inception) through May 16, 2024, Hanna Selyska, served as our sole director and held all officer positions. She was not compensated for her services.
(3)	Summer Li was elected as our Secretary on March 6, 2025.

Director Compensation(1)
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Jian-Meng Yang	-	-	-	-	-	-	-
Hanny Selyska(2)	-	-	-	-	-	-	-

(1)	None of our directors received any compensation for the fiscal year ended September 30, 2024 or September 30, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

Security ownership of certain beneficial owners

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2024, of (i) each of our current directors, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock based upon Schedules 13G or 13D filed with the SEC; and (iv) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Title of Class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class
Common Stock	Named Executive Officers and Directors
	Jian-Meng Yang, President, CEO, Treasurer, and Director	-	0.00%
	Summer Li, Secretary	-	0.00%
	All current officers and directors as a group (2 persons)	-	0.00%

	Other 5% Shareholders
	Yu-Hsueh Hsu(3)	404,500	9.97%
	Hsueh-Ching Lin(4)	1,000,000	24.64%
	Pei-Ying Liu(5)	800,000	19.71%
	Hsin-Min Yeh(6)	500,000	12.32%
	Yu-Ju Yeh(7)	600,000	14.79%
	All greater than 5% shareholders	3,304,500	81.43%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Arculus System Co., Ltd., 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

(2)

Percentage of beneficial ownership is based upon 4,058,167 shares of common stock. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of September 30, 2024, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Yu-Hsueh Hsu address is 1F., No.8, Xinsheng Ln., Guangming Rd., Beitou Dist., Taipei City, Taiwan

(4)	Hsueh-Ching Lin address is 3F., No. 307, Sec. 4, Xinyi Rd., Daan, Dist., Taipei City 106068, Taiwan

(5)	Pei-Ying Liu address is No.3, Ln.28, Lushi 3rd St., Qionglin, Township, Hsinchu County, Taiwan

(6)	Hsin-Min Yeh address is 7F., No.128, Shengli 2nd Rd., Zhubei City, Hsinchu County, Taiwan

(7)	Yu-Ju Yeh address is No.3, Ln.28, Lushi 3rd St., Qionglin, Township, Hsinchu County, Taiwan

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We do not currently have a formal written policy for the review, approval, or ratification of related party transactions. As of the date of this filing, our sole director and principal executive officer is Mr. Jian-Meng Yang.

We conduct our research and development activities through Arculus EDA Co., Ltd. (“Arculus EDA”), a company wholly owned and controlled by Mr. Yang. As such, all transactions between the Company and Arculus EDA constitute related party transactions.

Given that Mr. Yang serves as both our Chief Executive Officer and sole director, there is no independent board oversight or verification of whether transactions with Arculus EDA—or any other related party—are conducted on an arm’s-length basis. These transactions are therefore subject to inherent conflicts of interest, and no independent party currently evaluates the fairness or reasonableness of such arrangements.

In the ordinary course of business, we may rely on financial support from related parties—including our sole officer, director, and significant shareholders—to fund working capital needs and general operating expenses. All advances made by related parties to date are unsecured, non-interest bearing, and payable on demand. These amounts are reflected in our financial statements under “Due to related parties.”

From October 4, 2019 (Inception) through December 31, 2023, Hanna Selyska, our former sole officer and director, advanced an aggregate of $58,209 to fund the Company’s formation costs and operations. Upon a change in control on February 14, 2023, the Control Group assumed all rights, title, and interest in those advances. On January 24, 2024, the loan was forgiven and recorded as a capital contribution.

Following the change in control on February 15, 2024, our current shareholders advanced additional short-term funding to the Company. As of September 30, 2024, the balance of these shareholder loans was $87,147. These advances are unsecured, non-interest bearing, and payable on demand.

Director Independence

As of the date of this filing, our Board of Directors consists of a single individual, Mr. Jian-Meng Yang. We are not listed on a national securities exchange and are therefore not subject to any listing requirements requiring independent directors. We have assessed independence using the standards set forth under Rule 5605(a)(2) of the Nasdaq Listing Rules and determined that Mr. Yang does not qualify as an independent director. As a result, our Board currently lacks independent representation.

We intend to consider appointing one or more independent directors in the future as part of our corporate governance initiatives.

Item 14. Principal Accountant Fees and Services.

Set forth below is a summary of certain fees paid to our independent auditor, Michael Gillespie & Associates, PLLC for services for the fiscal years 2024 and 2023.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$7,450	$16,250
Tax Fees	-	-
Legal Fees	-	-
Total	$7,450	$16,250

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

Our sole director has considered whether the provision of non-audit services by our independent registered public accounting firm is compatible with maintaining auditor independence and has concluded that such services do not impair the auditor’s independence.

Our sole director has adopted policies and procedures for the pre-approval of all audit and permissible non-audit services to be provided by the external auditor. These policies require that all services be pre-approved by the sole director, including specific approval of individual engagements and general pre-approval of certain categories of services. Our sole director also annually approves the audit engagement terms and related budget for the annual audit of our financial statements performed in accordance with U.S. generally accepted accounting principles (GAAP).

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Arculus System Co., Ltd. for each of the two fiscal years in the period ended September 30, 2024 and September 30, 2023, together with the report of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-8 of this Report.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCULUS SYSTEM CO., LTD.

By:	/s/ Jian-Meng Yang
Jian-Meng Yang
President and Chief Executive Officer
Date: July 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

By:	/s/ Jian-Meng Yang
Jian-Meng Yang
President and Chief Executive Officer
Date: July 11, 2025

By:	/s/ Summer Li
Summer Li
Secretary
Date: July 11, 2025

