Form 10-Q
period 2024-12-31
Arculus System Co., Ltd.
filed 2025-07-14
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-252535

ARCULUS SYSTEM CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-1511882
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

4695 MacArthur Court, 11th Floor, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

(949) 289-6789

(Registrant’s telephone number, including area code)

N/A

(Former name former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2025
Common Stock, $0.001	4,058,167

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCULUS SYSTEM CO., LTD.

3

ARCULUS SYSTEM CO., LTD.
BALANCE SHEETS
DECEMBER 31, 2024 AND SEPTEMBER 30, 2024

ASSETS

	(Unaudited)	(Audited)
	December 31, 2024	September 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$18,197	$3,145

Total assets	$18,197	$3,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,382	$5,356
Accrued payroll and payroll taxes payable	1,345	1,902
Due to related parties	137,147	87,147

Total liabilities	139,874	94,405

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized and 4,058,167 shares, respectively issued and outstanding;	4,058	4,058
Preferred stock, $0.001 par value, 75,000,000 authorized and 0 shares, respectively, issued and outstanding	-	-
Additional paid-in capital	85,296	85,296
Accumulated deficit	(211,031)	(180,614)

Total stockholders' equity	(121,677)	(91,260)

Total liabilities and stockholders' equity	$18,197	$3,145

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023
(UNAUDITED)

	December 31, 2024	December 31, 2023

Revenues	$-	$-

Cost of goods sold	-	-

Gross profit from operations	-	-

Operating Expenses
Selling, general and administrative expenses (Schedule I)	30,417	8,776

Income (loss) from operations before provision for income tax benefit (expense)	(30,417)	(8,776)

Net income (loss) from operations before provision for income tax benefit (expense)	(30,417)	(8,776)

Provision for income tax benefit (expense)	-	-

Net income (loss)	$(30,417)	$(8,776)

Net income (loss) per share: Basic and diluted	$-	$-

Weighted average number of shares outstanding: Basic and diluted	4,058,167	4,058,167

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance on September 30, 2023	4,058,167	$4,058	$27,087	$(74,505)	$(43,360)

Net loss for the period ended December 31, 2023	-	-	-	(8,776)	(8,776)

Balance on December 31, 2023	4,058,167	$4,058	$27,087	$(83,281)	$(52,136)

Balance on September 30, 2024	4,058,167	$4,058	$85,296	$(180,614)	$(91,260)

Net loss for the period ended December 31, 2024	-	-	-	(30,417)	(30,417)

Balance on December 31, 2024	4,058,167	$4,058	$85,296	$(211,031)	$(121,677)

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023
(UNAUDITED)

	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(30,417)	$(8,776)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization expense	-	100
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(4,531)	-

Net cash used in operating activities	(34,948)	(8,676)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	50,000	12,350

Cash provided by financing activities	50,000	12,350

Net increase (decrease) in cash and cash equivalents	15,052	3,674

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	3,145	565

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$18,197	$4,239

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	-	-

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

ARCULUS SYSTEM CO., LTD. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on October 4, 2019.

The Company has adopted September 30 as its fiscal year end.

Effective on February 15, 2024, the Company changed its address to 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

The Company intends to deliver a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services, which will include high-quality system-on-chip (SoC) design capabilities such as intellectual property (IP) design, optimization, integration, and verification, enabling customers to accelerate development cycles and achieve efficient commercial outcomes.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to December 31, 2024, of $211,031. These factors, among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources, which management believes to be approximately $500,000. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and calculations of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as issued by the Financial Accounting Standards Board (“FASB”). These financial statements reflect all adjustments considered necessary by management, consisting of normal recurring accruals, for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The Company’s financial statements are presented in U.S. dollars, which is the Company’s functional and reporting currency. All amounts are stated in U.S. dollars unless otherwise indicated.

Management is responsible for the preparation and fair presentation of these financial statements in accordance with U.S. GAAP, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

The results for the three months ended December 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2024 and for the related periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash on hand, demand deposits, and short-term, highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employees based on the grant date fair value of those awards.

As of December 31, 2024, the Company has not adopted a stock option or equity incentive plan and has not granted any stock-based compensation awards. Accordingly, no stock-based compensation expense has been recognized in the accompanying financial statements for the period then ended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual events and results could differ from those assumptions and estimates.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest and penalties requiring accrual as of December 31, 2024.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows. The Company continues to monitor proposed and issued accounting standards to assess any potential impact on future financial reporting, in accordance with ASC 105, Generally Accepted Accounting Principles.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024.

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

Note 4 – CAPITAL STOCK

The Company is authorized to issue up to 75,000,000 shares of common stock, with a par value of $0.001 per share. Common stock is classified as equity and represents the residual interest in the assets of the Company after deducting liabilities. Holders of common stock are entitled to one vote per share and to share in dividends, if declared by the Board of Directors.

Transactions involving the issuance, repurchase, or retirement of common stock are recorded as changes in equity in accordance with ASC 505-Equity. The par value of issued shares is recorded in common stock, with any consideration received in excess of par value recorded in additional paid-in capital.

As of December 31, 2024, the Company had 4,058,167 common shares outstanding.

The Company is authorized to issue 75,000,000 shares of preferred stock, par value $0.001 per share. The board of directors may divide the Preferred Stock into any number of series. The board shall fix the designation and number of shares of each such series. The board may determine and alter the rights, preferences, privileges and restrictions granted to and imposed upon any unissued series of the Preferred Stock. The board of directors (within the limits and restrictions of any resolution adopted by it, originally fixing the number of shares of any series) may increase or decrease the number of shares of any such series after the issue of shares of that series, but not below the number of then outstanding shares of such series.

As of December 31, 2024, the Company had no preferred shares issued or outstanding.

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

During the period ended December 31, 2024, our CEO provided a short-term advance to the Company to cover operating expenses and maintain adequate liquidity. As of December 31, 2024, the total outstanding balance of shareholder advances classified as short-term related party loans was $137,147. These advances are unsecured, non-interest bearing and payable on demand.

The Company has evaluated these transactions in accordance with ASC 850, Related Party Disclosures, and determined that disclosure is required due to the related party nature, absence of formal lending terms, and their significance to the Company’s financial condition and operations.

Management has assessed the classification of these advances and, due to their lack of a formal repayment schedule and demand feature, has appropriately presented the balance as current liabilities in the accompanying balance sheet.

Note 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through June 13, 2025, the date the financial statements were available to be issued. Management has considered both recognized and non-recognized subsequent events that occurred after the balance sheet date but prior to the issuance date of the financial statements.

During the subsequent event evaluation period, the Company received additional financial support from existing shareholders in the form of unsecured, short-term advances to support working capital needs. The advances are non-interest-bearing payable on demand. The shareholder provided the following four advances: $1,000 on February 26, 2025, $10,000 on March 3, 2025, $500 on March 27, 2025, and $211 on May 19, 2025.

These advances are classified as subsequent events that did not require adjustment to the financial statements as of December 31, 2024, but are disclosed herein as non-recognized subsequent events due to their relevance to users of the financial statements and potential impact on future liquidity.

Management continues to monitor the Company’s financial position and will evaluate the classification of such transactions in future reporting periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Quarterly Report. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this quarterly report, the terms “we,” “us,” “our,” or “the Company,” mean Arculus System Co., Ltd., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

Arculus System Co., Ltd. (the “Company,” “we,” “our,” or “us”) is a development-stage company incorporated on October 4, 2019, in the State of Nevada under the name Azzurro Solutions Corp. and established a fiscal year end of September. On February 20, 2025, we changed our name to arculus system, and, on March 5, 2025, we amended and restated our articles of incorporation and changed our name to Arculus System Co., Ltd. and authorized 75,000,000 preferred shares. Subsequent to the change of control, our new management and majority shareholders have changed our business to deliver a robust suite of Electronic Design Automation (EDA) tools and integrated circuit (IC) design services.

We now specialize in the development of high-performance chip design front-end development software tools and solutions. As a developer in the EDA field, we are dedicated to pioneering breakthroughs aimed at assisting IC chip design enterprises in addressing the formidable challenges and critical issues encountered during innovation and development processes, and intend to become a trusted key partner in the industry.

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

As of December 31, 2024, we had an accumulated deficit of $211,031. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operation

For the three months ended December 31, 2024 compared to the three months ended December 31, 2023

	Three months ended December 31, 2024	Three months ended December 31, 2023

Revenues	$-	$-
Cost of goods sold	-	-
Operating Expenses	$30,417	$8,776
Net Loss	$(30,417)	$(8,776)

Revenue

We did not incur any revenues for the three months ended December 31, 2024 or December 31, 2023.

Cost of Goods Sold

We did not incur any cost of goods sold for the three months ended December 31, 2024 or December 31, 2023.

Operating Expenses and Net Loss

Operating expenses increased $21,641, or 246.60%, to $30,417 for the three months ended December 31, 2024 compared to $8,776 for the three months ended December 31, 2023. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting. Our net loss consisted solely of our operating expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had current assets of $18,197 and a working capital deficit of $121,677, consisting primarily of accounts payable, accrued payroll and payroll taxes and related party advances. We have relied primarily on short-term, non-interest-bearing, related party advances to fund our operations.

Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our total assets were $18,197 for the quarter ended December 31, 2024, compared to $3,145 for the quarter ended December 31, 2023.

Our current and total liabilities were $139,874 for the quarter ended December 31, 2024, compared to $94,405 for the quarter ended December 31, 2023.

Our stockholders’ deficit was $211,031 for the quarter ended December 31, 2024, compared to $180,614 for the quarter ended December 31, 2023.

Cash Flows from Operating Activities

Net cash used in operating activities increased $26,272, or 302.81%, to $34,948 for the quarter ended December 31, 2024, compared to $8,676 for the quarter ended December 31, 2023. The increase in cash used was primarily due to an increase in net loss of $21,641, offset by $100 in depreciation and amortization expense, and $4,531 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

There were no cash flows used in investing activities for the quarter ended December 31, 2024 or December 31, 2023.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $37,650, or 304.86%, to $50,000 for the quarter ended December 31, 2024, compared to $12,350 for the quarter ended December 31, 2023, which consisted of related party advances.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, we had an accumulated deficit of $211,031 as of December 31, 2024, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

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

Going Concern

The Company assesses its ability to continue as a going concern in accordance with ASC 205-40. In assessing going concern, management evaluates conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of December 31, 2024, the Company had not yet established an ongoing source of revenue and had incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of these conditions and plans to mitigate them involve significant judgment. Management believes that without at least $500,000 in additional capital, we will not be able to implement our business plan or achieve commercial viability in the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 4. Controls and Procedures.

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

As of the end of the fiscal quarter ended December 31, 2024, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance. We intend to enhance our internal control procedures in Q3 of 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings and are unaware of any pending against us.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any equity securities for the quarter ended December 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as part of this report:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCULUS SYSTEM CO., LTD.

By:	/s/ Jian-Meng Yang
Jian-Meng Yang
President, Chief Executive Officer, and Chief Financial Officer
Date: July 14, 2025

