Form 10-Q
period 2025-03-31
Arculus System Co., Ltd.
filed 2025-08-19
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 18, 2025
Common Stock, $0.001	4,058,167

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCULUS SYSTEM CO., LTD.
BALANCE SHEETS
MARCH 31, 2025 AND SEPTEMBER 30, 2024

ASSETS

	(Unaudited)	(Audited)
	March 31, 2025	September 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$4,042	$3,145

Total assets	$4,042	$3,145

CURRENT LIABILITIES
Accounts payable	6,858	$5,356
Accrued payroll and payroll taxes payable	1,615	1,902
Due to related parties	148,647	87,147

Total liabilities	157,120	94,405

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized and 4,058,167 shares, respectively issued and outstanding;	4,058	4,058
Preferred stock, $0.001 par value, 75,000,000 authorized and 0 shares, respectively, issued and outstanding	-	-
Additional paid-in capital	85,296	85,296
Accumulated deficit	(242,432)	(180,614)

Total stockholders' deficit	(153,078)	(91,260)

Total liabilities and stockholders' equity	$4,042	$3,145

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	31,401	4,240	61,818	13,016
Total operating expenses	31,401	4,240	61,818	13,016

(Loss) from operations before provision for income tax	(31,401)	(4,240)	(61,818)	(13,016)

Other income (expense)
Loss from disposal	-	(1,833)	-	(1,833)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	$(31,401)	$(6,073)	$(61,818)	$(14,849)

Weighted average common shares outstanding – basic and diluted	4,058,617	4,058,617	4,058,617	4,058,617
Net (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	4,058,167	4,058	85,296	(211,031)	(121,677)

Net (loss)	-	-	-	(31,401)	(31,401)

Balance, March 31, 2025	4,058,167	4,058	85,296	(242,432)	(153,078)

	For the Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	4,058,167	4,058	27,087	(83,281)	(52,136)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net (loss)	-	-	-	(6,073)	(6,073)

Balance, March 31, 2024	4,058,167	4,058	85,296	(89,354)	-

	For the Six Months Ended March 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2024	4,058,167	4,058	85,296	(180,614)	(91,260)

Net loss	-	-	-	(61,818)	(61,818)

Balance, March 31, 2025	4,058,167	4,058	85,296	(242,432)	(153,078)

	For the Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	4,058,167	4,058	27,087	(74,505)	(43,360)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net loss	-	-	-	(14,849)	(14,849)

Balance, March 31, 2024	4,058,167	4,058	85,296	(89,354)	-

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	For the Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,818)	$(14,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	-	101
Net loss on disposal of fixed assets	-	1,833
Increase (decrease) in current liabilities:
Accounts payable	1,215	-

Net cash provided by operating activities	(60,603)	(12,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	61,500	12,350
Net cash provided by (used in) financing activities	61,500	12,350

NET CHANGE IN CASH AND CASH EQUIVALENTS	897	(565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,145	565
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,042	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
	$-	58,209

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to March 31, 2025, of $242,432. These factors, among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The results for the three and six months ended March 31, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods presented.

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

As of March 31, 2025, the Company has not adopted a stock option or equity incentive plan and has not granted any stock-based compensation awards. Accordingly, no stock-based compensation expense has been recognized in the accompanying financial statements for the period then ended.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest and penalties requiring accrual as of March 31, 2025.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025.

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

As of March 31, 2025, the Company had 4,058,167 common shares outstanding.

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

As of March 31, 2025, the Company had no preferred shares issued or outstanding.

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

During the period ended March 31, 2025, our CEO provided a short-term advance to the Company to cover operating expenses and maintain adequate liquidity. As of March 31, 2025, the total outstanding balance of shareholder advances classified as short-term related party loans was $148,647. These advances are unsecured, non-interest bearing and payable on demand.

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

During the subsequent event evaluation period, the Company received additional financial support from existing shareholders in the form of unsecured, short-term advances to support working capital needs. The advances are non-interest-bearing payable on demand. The shareholder provided the following four advances: $211 on May 16, 2025, $6,709 on May 27, 2025, $2,750 on June 4, 2025, and $1,850 on July 8, 2025.

These advances are classified as subsequent events that did not require adjustment to the financial statements as of March 31, 2025, but are disclosed herein as non-recognized subsequent events due to their relevance to users of the financial statements and potential impact on future liquidity.

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

We now specialize in the development of high-performance chip design front-end development software tools and solutions. As a developer in the EDA field, we are dedicated to pioneering breakthroughs aimed at assisting IC chip design enterprises in addressing the formidable challenges and critical issues encountered during innovation and development processes and intend to become a trusted key partner in the industry.

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

As of March 31, 2025, we had an accumulated deficit of $(242,432). Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operation

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three months ended March 31, 2025	Three months ended March 31, 2024	Six months ended March 31, 2025	Six months ended March 31, 2024
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating Expenses	31,401	4,240	61,818	13,016
Net Loss	(31,401)	(4,240)	(61,818)	(13,016)

Three Months Ended March 31, 2025

Revenue

We did not incur any revenues for the three months ended March 31, 2025 or March 31, 2024.

Cost of Goods Sold

We did not incur any cost of goods sold for the three months ended March 31, 2025 or March 31, 2024.

Operating Expenses and Net Loss

Operating expenses increased $27,161, or 640%, to $31,401 for the three months ended March 31, 2025 compared to $4,240 for the three months ended March 31, 2024. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting. Our net loss consisted solely of our operating expenses.

Six Months Ended March 31, 2025

Revenue

We did not incur any revenues for the six months ended March 31, 2025 or March 31, 2024.

Cost of Goods Sold

We did not incur any cost of goods sold for the six months ended March 31, 2025 or March 31, 2024.

Operating Expenses and Net Loss

Operating expenses increased $48,802, or 375%, to $61,818 for the six months ended March 31, 2025 compared to $13,016 for the six months ended March 31, 2024. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting. Our net loss consisted solely of our operating expenses.

Liquidity and Capital Resources

As of March 31, 2025, we had current assets of $4,042 and a working capital deficit of $157,120, consisting primarily of accounts payable, accrued payroll and payroll taxes and related party advances. We have relied primarily on short-term, non-interest-bearing, related party advances to fund our operations.

Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our total assets were $4,042 for the quarter ended March 31, 2025, compared to $3,145 for the quarter ended March 31, 2024.

Our current and total liabilities were $157,120 for the quarter ended March 31, 2025, compared to $94,405 for the quarter ended March 31, 2024.

Our stockholders’ deficit was $242,432 for the quarter ended March 31, 2025, compared to $180,614 for the quarter ended March 31, 2024.

Cash Flows from Operating Activities

Net cash used in operating activities increased $27,161, or 640%, to $31,401 for the quarter ended March 31, 2025, compared to $4,240 for the quarter ended March 31, 2024. The increase in cash used was primarily due to an increase in net loss of $31,401, offset by $0 in depreciation and amortization expense, and $1,215 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

There were no cash flows used in investing activities for the quarter ended March 31, 2025 or March 31, 2024.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $49,150, or 398%, to $61,500 for the quarter ended March 31, 2025, compared to $12,350 for the quarter ended March 31, 2024, which consisted of related party advances.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, we had an accumulated deficit of $242,432 as of March 31, 2025, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

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

Going Concern

The Company assesses its ability to continue as a going concern in accordance with ASC 205-40. In assessing going concern, management evaluates conditions and events that raise substantial doubt about the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As of March 31, 2024, the Company had not yet established an ongoing source of revenue and had incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of these conditions and plans to mitigate them involve significant judgment. Management believes that without at least $500,000 in additional capital, we will not be able to implement our business plan or achieve commercial viability in the next 12 months.

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

As of the end of the fiscal quarter ended March 31, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings and are unaware of any pending against us.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any equity securities for the quarter ended March 31, 2025.

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
Date: August 18, 2025

