Form 10-Q
period 2025-06-30
Arculus System Co., Ltd.
filed 2025-10-02
CIK 1828739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 22, 2025
Common Stock, $0.001	4,058,167

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCULUS SYSTEM CO., LTD.
BALANCE SHEETS
JUNE 30, 2025 AND SEPTEMBER 30, 2024

ASSETS

	(Unaudited)	(Audited)
	June 30, 2025	September 30, 2024
CURRENT ASSETS
Cash and cash equivalents	$2,310	$3,145

Total assets	$2,310	$3,145

CURRENT LIABILITIES
Accounts payable	2,785	$5,356
Accrued payroll and payroll taxes payable	52,425	1,902
Due to related parties	203,227	87,147

Total liabilities	258,437	94,405

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 authorized and 4,058,167 shares, respectively issued and outstanding;	4,058	4,058
Preferred stock, $0.001 par value, 75,000,000 authorized and 0 shares, respectively, issued and outstanding	-	-
Additional paid-in capital	85,296	85,296
Accumulated deficit	(345,481)	(180,614)

Total stockholders' deficit	(256,127)	(91,260)

Total liabilities and stockholders' equity	$2,310	$3,145

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative expenses	103,049	4,785	164,867	17,801
Total operating expenses	103,049	4,785	164,867	17,801

(Loss) from operations before provision for income tax	(103,049)	(4,785)	(164,867)	(17,801)

Other income (expense)
Loss from disposal	-	-	-	(1,833)

Provision for income tax benefit (expense)	-	-	-	-

Net income (loss)	(103,049)	(4,785)	(164,867)	(19,634)

Weighted average common shares outstanding – basic and diluted	4,058,167	4,058,167	4,058,167	4,058,167
Net (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	For the Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2025	4,058,167	4,058	85,296	(242,432)	(153,078)

Net (loss)	-	-	-	(103,049)	(103,049)

Balance, June 30, 2025	4,058,167	4,058	85,296	(345,481)	(256,127)

	For the Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2024	4,058,167	4,058	85,296	(89,354)	-

Forgiveness of loan from shareholder in exchange for contribution	-	-	-	-	-

Net (loss)	-	-	-	(4,785)	(4,785)

Balance, June 30, 2024	4,058,167	4,058	85,296	(94,139)	(4,785)

	For the Nine Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2024	4,058,167	4,058	85,296	(180,614)	(91,260)

Net loss	-	-	-	(164,867)	(164,867)

Balance, June 30, 2025	4,058,167	4,058	85,296	(345,481)	(256,127)

	For the Nine Months Ended June 30, 2024
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2023	4,058,167	4,058	27,087	(74,505)	(43,360)

Forgiveness of loan from shareholder in exchange for contribution	-	-	58,209	-	58,209

Net loss	-	-	-	(19,634)	(19,634)

Balance, June 30, 2024	4,058,167	4,058	85,296	(94,139)	(4,785)

The accompanying notes are an integral part of these financial statements.

ARCULUS SYSTEM CO., LTD.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

	For the Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(164,867)	$(19,632)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	-	101
Net loss on disposal of fixed assets	-	1,833
Increase (decrease) in current liabilities:
Accounts payable	47,952	4,712

Net cash used in operating activities	(116,915)	(12,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	116,080	17,350
Net cash provided by financing activities	116,080	17,350

NET CHANGE IN CASH AND CASH EQUIVALENTS	(835)	4,364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,145	565
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,310	4,928

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of shareholder loan to additional paid-in capital	$-	58,209

The accompanying notes are an integral part of these unaudited financial statements.

ARCULUS SYSTEM CO., LTD.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception to June 30, 2025, of $345,481. These factors, among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2024, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

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

As of June 30, 2025, the Company has not adopted a stock option or equity incentive plan and has not granted any stock-based compensation awards. Accordingly, no stock-based compensation expense has been recognized in the accompanying financial statements for the period then ended.

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

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest and penalties requiring accrual as of June 30, 2025.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025.

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

As of June 30, 2025, the Company had 4,058,167 common shares outstanding.

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

As of June 30, 2025, the Company had no preferred shares issued or outstanding.

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

During the period ended June 30, 2025, our CEO provided a short-term advance to the Company to cover operating expenses and maintain adequate liquidity. As of June 30, 2025, the total outstanding balance of shareholder advances classified as short-term related party loans was $203,227. These advances are unsecured, non-interest bearing and payable on demand.

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

Note 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855, Subsequent Events, through August 22, 2025, the date the financial statements were available to be issued. Management has considered both recognized and non-recognized subsequent events that occurred after the balance sheet date but prior to the issuance date of the financial statements.

During the subsequent event evaluation period, the Company received additional financial support from existing shareholders in the form of unsecured, short-term advances to support working capital needs. The advances are non-interest-bearing payable on demand. The shareholder provided the following six advances: $1,850 on July 8, 2025, $3,938 on July 22, 2025, $5,000 on July 25, 2025, $2,750 on August 4, 2025, $9,000 on August 8, 2025, and $1,583 on August 13, 2025.

These advances are classified as subsequent events that did not require adjustment to the financial statements as of June 30, 2025, but are disclosed herein as non-recognized subsequent events due to their relevance to users of the financial statements and potential impact on future liquidity.

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

As of June 30, 2025, we had an accumulated deficit of $345,481. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operation

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three months ended June 30, 2025	Three months ended June 30, 2024	Nine months ended June 30, 2025	Nine months ended June 30, 2024
Revenues	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating Expenses
Net Loss	(103,049)	(4,785)	(164,867)	(19,634)

Three Months Ended June 30, 2025

Revenue

We did not incur any revenues for the three months ended June 30, 2025 or June 30, 2024.

Cost of Goods Sold

We did not incur any cost of goods sold for the three months ended June 30, 2025 or June 30, 2024.

Operating Expenses and Net Loss

Operating expenses increased $98,264, or 2054%, to $103,049 for the three months ended June 30, 2025 compared to $4,785 for the three months ended June 30, 2024. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting. Our net loss consisted solely of our operating expenses.

Nine Months Ended June 30, 2025

Revenue

We did not incur any revenues for the nine months ended June 30, 2025 or June 30, 2024.

Cost of Goods Sold

We did not incur any cost of goods sold for the nine months ended June 30, 2025 or June 30, 2024.

Operating Expenses and Net Loss

Operating expenses increased $147,066, or 826%, to $164,867 for the nine months ended June 30, 2025 compared to $17,801 for the nine months ended June 30, 2024. The increase is due to general and administrative expenses and professional fees incurred related to corporate overhead, and financial and administrative contracted services, such as legal and accounting. Our net loss consisted solely of our operating expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had current assets of $2,310 and a working capital deficit of $256,127, consisting primarily of accounts payable, accrued payroll and payroll taxes and related party advances. We have relied primarily on short-term, non-interest-bearing, related party advances to fund our operations. We believe we will require $500,000 in working capital to cover our operating expenses over the next twelve months.

Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our total assets were $2,310 for the quarter ended June 30, 2025, compared to $3,145 for the quarter ended September 30, 2024.

Our current and total liabilities were $258,437 for the quarter ended June 30, 2025, compared to $94,405 for the quarter ended September 30, 2024.

Our stockholders’ deficit was $256,127 for the quarter ended June 30, 2025, compared to $91,260 for the quarter ended September 30, 2024.

Cash Flows from Operating Activities

Net cash used in operating activities increased $103,929, or 800%, to $116,915 for the nine months ended June 30, 2025, compared to $12,986 for the nine months ended June 30, 2024. The increase in cash used was primarily due to an increase in net loss of $164,867, offset by $0 in depreciation and amortization expense, and $47,952 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

There were no cash flows used in investing activities for the quarter ended June 30, 2025 or June 30, 2024.

Cash Flows from Financing Activities

Cash flows provided by financing activities increased $98,730, or 569%, to $116,080 for the nine months ended June 30, 2025, compared to $17,350 for the nine months ended June 30, 2024, which consisted of related party advances.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. As disclosed in Note 2 to our financial statements, we had an accumulated deficit of $345,481 as of June 30, 2025, and limited operations, which raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional funding and implement a business plan that generates sustainable revenues.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. We believe that we will require $500,000 in working capital to fund our needs over the next twelve months.

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

Going Concern

Management evaluates our ability to continue as a going concern in accordance with ASC 205-40. This requires judgment in assessing projected cash flows, anticipated financing, and timing of expenditures. The estimate is significant because we have limited cash and no revenues, and small changes in the assumptions about fundraising success or operating expenses can materially affect whether we are able to continue operations. We prepare short- and medium-term cash flow forecasts, review the status of financing options, and evaluate our historical burn rates when making this judgment. As of June 30, 2025, we have not yet established an ongoing source of revenue and have incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that without at least $500,000 in additional capital, we will not be able to implement our business plan or achieve commercial viability in the next 12 months.

Use of Estimates

The preparation of financial statements requires estimates such as the timing and collectability of liabilities, valuation allowances for deferred tax assets, and accruals for expenses. These estimates are significant because we have limited historical operating data and rely heavily on management’s assumptions. For example, accrued payroll and related taxes are based on management’s assessment of services performed and statutory obligations. Management evaluates these estimates by comparing them with subsequent actual results, consulting with legal and tax advisors, and updating assumptions quarterly.

Fair Value of Financial Instruments

The Company measures certain financial instruments at fair value in accordance with ASC 820, “Fair Value Measurement.” Because we have limited assets and liabilities, most financial instruments are carried at cost. However, related party advances are payable on demand and have no stated interest rate. We determine their fair value by considering the short-term nature of the obligations and the lack of market interest, concluding that carrying value approximates fair value. This judgment is significant because, if more formal debt terms were applied (e.g., interest-bearing notes), reported liabilities and expenses could differ materially.

Income Taxes and Deferred Tax Assets

Management evaluates the realizability of deferred tax assets arising from net operating losses. These judgments are significant because recognition depends on our ability to generate future taxable income, which is uncertain given our development stage. Management establishes a full valuation allowance because it is more likely than not that the deferred tax assets will not be realized. Each quarter, management reviews updated forecasts and industry developments to reassess this allowance.

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

As of the end of the fiscal quarter ended June 30, 2025, management conducted an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to a material weakness in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•

Material Weakness Identified: We did not maintain an adequate segregation of duties or employ sufficient accounting personnel with appropriate experience in U.S. GAAP and SEC reporting requirements. This deficiency increased the risk of material misstatements in the financial reporting process.

Remediation Plan

We are committed to improving our internal control environment. To remediate the identified material weakness, we plan to evaluate and enhance our internal control procedures and, as resources permit, hire additional qualified personnel or engage external consultants with relevant expertise in financial reporting and SEC compliance. We intend to enhance our internal control procedures in Q4 of 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any legal proceedings and are unaware of any pending against us.

Item 1A. Risk Factors.

We are a smaller reporting company and not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any equity securities for the quarter ended June 30, 2025.

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
Date: October 2, 2025

